Form 10QSB
period 2006-09-30
TEKOIL & GAS CORP
filed 2006-11-14
CIK 1368154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from_______________to_______________

Commission File Number:  0-52100

TEKOIL & GAS CORPORATION
(Exact name of small business issuer as specified in its charter)
DELAWARE	34-2035350
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25050 I-45 NORTH, STE 528, THE WOODLANDS, TEXAS	77380
(Address of principal executive offices)	(Zip Code)

(281) 304-6950
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

At November 8, 2006, there were 18,865,175 shares of Common Stock, $0.000001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☐ No ☒

TEKOIL& GAS CORPORATION

(An Exploration Stage Company)
INDEX

			Page
PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements.	1

		Consolidated Balance Sheets as of September 30, 2006
		(unaudited) and December 31, 2005	2

		Consolidated Statements of Operations for the
		Three and Nine Months Ended September 30,
		2004 and 2005 (unaudited) and for the period November 29,
		2004 (Date of Formation) through September 30, 2006	3

		Consolidated Statements of Stockholders' Equity for
		the period November 29, 2004 (Date of Formation)
		through September 30, 2006	4

		Consolidated Statements of Cash Flows for the Nine
		Months Ended September 30, 2006 and 2005 (unaudited)
		and for the period November 29, 2004 (Date of Formation)
		through September 30, 2006	5

		Notes to Consolidated Financial Statements (unaudited)	6-16

	Item 2.	Management's Discussion and Analysis or
		Plan of Operation.	17-22

	Item 3.	Controls and Procedures.	23

PART II		OTHER INFORMATION
	Item 1.	Legal Proceedings.	24

	Item 2.	Unregistered Sales of Equity Securities	25
		and Use of Proceeds.

	Item 5.	Other Information.	28

	Item 6.	Exhibits.	28

	Signatures		31

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Form 10-SB/A.

The results of operations for the nine and three months ended September 30, 2006 and 2005 are not necessarily indicative of the results for the entire fiscal year or for any other period.

TEKOIL & GAS CORPORATION
CONSOLIDATED BALANCE SHEET
(An Exploration Stage Company)
	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current Assets:
Cash	$430	$167,524
Prepaid expenses	30,740	-
Total Current Assets	31,170	167,524

Property and Equipment - net	469,427	7,411
Other assets	4,462	10,000

TOTAL ASSETS	$505,059	$184,935

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$172,050	$23,520
Note payable - related party	50,000	50,000
Current portion of long-term debt	4,585	-

Total Current Liabilities	226,635	73,520

Long-term debt	259,789	-
Total Liabilities	486,424	73,520

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $.000001
par value, authorized
20,000,000 shares

Series A Convertible Preferred Stock
1,982,000 and 667,000 shares outstanding
at September 30, 2006 and December 31,
2005, respectively	2,004,876	689,876

Common stock, par value .000001
authorized 200,000,000 shares; 17,840,175 and
17,427,005 shares issued and outstanding at
September 30, 2006 and December 31, 2005, respectively	2,179,713	2,073,579

Cumulative other comprehensive income	2,029	-

Deficit accumulated during the
development stage	(4,167,983)	(2,652,040)

Total Stockholders' Equity	18,635	111,415

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$505,059	$184,935

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(An Exploration Stage Company)
(Unaudited)

					Period
					November 29, 2004
	Nine Months Ended		Three Months Ended		(Date of formation) through September
	September 30,		September 30,		30,
	2006	2005	2006	2005	2006

Revenues	$-	$-	$-	$-	$-

Cost and expenses:
Selling, general and administrative expenses	1,430,512	430,164	385,113	273,623	2,113,952
Compensatory element of common
stock issurance	82,500	-	82,500	-	2,037,600
	1,513,012	430,164	467,613	273,623	4,151,552

Loss from operations	(1,513,012)	(430,164)	(467,613)	(273,623)	(4,151,552)

Interest expense	(2,931)	(18,590)	(1,025)	-	(16,431)

Loss before provision for income taxes	(1,515,943)	(448,754)	(468,638)	(273,623)	(4,167,983)

Provision for income taxes	-	-	-	-	-

Net loss	$(1,515,943)	$(448,754)	$(468,638)	$(273,623)	$(4,167,983)

Loss per share - basic and diluted	$(0.09)	$(0.06)	$(0.02)	$(0.04)

Weighted average number of common shares
outstanding - basic and diluted	17,601,164	7,485,138	17,622,784	7,722,005

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AN EXPLORATION STAGE COMPANY)
(Unaudited)

		Comprehensive	Common Stock		Series A Preferred Stock		Cumulative Other	Deficit Accumulated During
		Income	No of		No of		Comprehensive	Development
	Total	(Loss)	shares	Amount	shares	Amount	Income	Stage

Balance, November 29, 2004	$-		-	$-	-	$-	$-	$-

Recapitalization	(30,611)		772,200	(30,611)

Issuance of common stock (at $.001 per share)	5,100		5,997,044	5,100

Sale of common stock	11,000		323,110	11,000

Net loss	(15,966)							(15,966)

Balance, December 31, 2004	(30,477)		7,092,354	(14,511)	-	-	-	(15,966)

Sale of common stock	38,090		412,776	38,090

Sale of preferred stock	655,000				655,000	655,000		-

Issuance of preferred stock for debt	27,876				5,000	27,876

Issuance of preferred stock for services	7,000				7,000	7,000

Issuance of common stock for debt	100,000		216,875	100,000

Compensatory element of common stock issuance	1,950,000		9,750,000	1,950,000	-	-		-

Net loss	(2,636,074)							(2,636,074)

Balance, December 31, 2005	111,415		17,472,005	2,073,579	667,000	689,876	-	(2,652,040)

Sale of preferred stock	1,265,000				1,265,000	1,265,000

Issuance of preferred stock for services	50,000	-	-	-	50,000	50,000	-	-

Issuance of common stock for services	106,134	-	368,170	106,134	-	-	-	-

Net loss	(1,515,943)	$(1,515,943)						(1,515,943)

Currency translation adjustment - net of taxes	2,029	2,029					2,029	-

Comprehensive income (loss)		$(1,513,914)

Balance, September 30, 2006	$18,635		17,840,175	$2,179,713	1,982,000	$2,004,876	$2,029	$(4,167,983)

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(An Exploration Stage Company)
(Unaudited)

			Period
			November 29, 2004
	Nine Months Ended		(Date of formation)
	September 30,		through
	2006	2005	September 30, 2006
Cash flows from operating activities:
Net loss	$(1,515,943)	$(448,754)	$(4,167,983)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	13,292	540	14,115
Non cash fair value of stock	156,134	-	2,118,234
Bad debt	-	-	30,611
Changes in operating assets
and liabilities:
Increase in current assets	(30,740)	-	(30,740)
Increase (decrease) in other assets	5,538	-	(4,462)
Increase in accrued expenses and accounts payable	148,530	29,967	172,050
Net Cash Used in Operating Activities	(1,223,189)	(418,247)	(1,868,175)

Cash flows from investing activities:
Purchase of property, plant and
equipment	(475,308)	(3,596)	(483,542)
Advances to affiliate	-	-	(30,611)
Net Cash Flows Used in Investing
Activities:	(475,308)	(3,596)	(514,153)

Cash flows from financing activities:
Proceeds from issuance of common
stock	-	135,090	49,090
Proceeds from borrowings	264,374	-	364,374
Proceeds from issuance of preferred
stock	1,265,000	418,000	1,920,000
Repayment of debt	-	-	(2,735)
Proceeds from related party	-	-	50,000
Net Cash Flows Provided by Financing Activities	1,529,374	553,090	2,380,729
Effect of exchange rate changes on cash	2,029	-	2,029

Net (decrease) increase in cash	(167,094)	131,247	430

Cash - beginning of period	167,524	134	-

Cash - end of period	$430	$131,381	$430

Supplementary information:
Cash paid during the year for:
Interest	$-	$-	$13,500
Income taxes	$-	$-	$-

Non-cash financings activities:
Issuance of preferred stock for services	$50,000	$-	$57,000
Issuance of preferred stock for debt	$-	$-	$27,876
Issuance of common stock for services	$106,134	$-	$2,056,134
Issuance of common stock for debt	$-	$27,876	$127,876

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(AN EXPLORATION STAGE COMPANY)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of September 30, 2006, and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by Tekoil & Gas Corporation (the “Company or Tekoil”) and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31. 2005 was derived from audited financial statements.

Organization

Tekoil & Gas Corporation (the "Company" or “Tekoil”) was incorporated in Delaware. The Company is focused on the acquisition, stimulation, rehabilitation and asset improvement of small to medium sized manageable oil and gas fields throughout North America.

The Company is considered an exploration stage enterprise as defined in Financial Accounting Standards Board ("FASB") Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". The Company has no revenue to date and there is no assurance the technology developed by the Company will be commercially successful or that the Company will achieve a profitable level of operations.

Basis of Presentation

On June 27, 2005, Pexcon, Inc. ("Pexcon") entered into a share exchange agreement with Tekoil (the “Acquisition Agreement”). In connection with the share exchange, Pexcon acquired the assets and assumed the liabilities of Tekoil. For accounting purposes, the share exchange agreement has been treated as a recapitalization of Tekoil as the acquirer. The financial statements prior to June 27, 2005 are those of Tekoil.

As provided for in the Acquisition Agreement, the stockholders of Tekoil received 6,949,800 shares of Pexcon common stock, representing 90% of the outstanding stock after the acquisition, in exchange for the outstanding shares of Tekoil common stock they held, which was accounted for as a reverse acquisition. Immediately following the share acquisition exchange, Pexcon had a total of 7,722,000 common shares issued and outstanding. The financial statements show a retroactive restatement of Tekoil’s historical stockholders’ equity to reflect the equivalent number of shares of common stock issued in the acquisition.

The acquisition of Tekoil was reported as a purchase with no goodwill, with book values considered to be fair value.

In addition, the resignation of the former officers and directors of Pexcon took effect upon the close of the share acquisition exchange. The Tekoil Board of Directors became the Board of Directors of Pexcon and Mark Western became the President and Chief Executive Officer.

Going Concern

The Company's financial statements have been prepared on the basis that the Company is a going concern. Subsequent to the balance sheet date, the Company has raised funds to continue its exploration stage. No adjustments to the financial statements have been made.

Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of all majority-own subsidiaries where its ownership is more than 50 percent of the common stock.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currency for foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments are recorded in Cumulative Other Comprehensive Income.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accrued expenses.

The Company's cash and cash equivalents are concentrated primarily in one bank in the United States. At times, such deposits could be in excess of insured limits. Management believes that the financial institution that holds the Company financial instrument is financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments.

Earnings (Loss) Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted loss per common share is computed by dividing net loss by the weighed average number of common shares and potential common shares during the specified period. All potentially dilutive securities, which include preferred stock convertible into 5,946,000 and 2,001,000 common shares at September 30, 2006 and December 31, 2005, respectively, have been excluded from the computation, as their effect is antidilutive.

Evaluation of long-lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying indicate the carrying value may not be recoverable in accordance with guidance in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the carrying value of the long-lived asset exceeds the estimated future undiscounted cash flows to be generated by such asset, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

Depreciation

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.

Stock Based Compensation

The Company issues shares of common stock and preferred stock to employees and non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the consideration issued. For the year ended December 31, 2005, the Company issued 9,750,000 shares of its common stock and recorded compensation expense of $ 1,950,000 in connection with the issuance of these shares. The Company also issued 7,000 shares of its preferred stock and recorded compensation expense of $ 7,000 in connection with the issuance of these shares.

For the nine months ended September 30, 2006, the Company issued 368,170 shares of its common stock and recorded consulting expense of $106,134 in connection with the issuance of these shares. The Company also issued 50,000 shares of its preferred stock and recorded consulting expense of $50,000 in connection with the issuance of these shares.

For the period November 29, 2004 (Date of Formation of the Subsidiary) through September 30, 2006, the Company issued 10,118,120 shares of its common stock and recorded compensation expense of $2,056,134 in connection with the issuance of these shares.

Income Taxes

The Company accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax bases of reported assets and liabilities.

The principal items giving rise to deferred taxes are certain expenses which have been deducted for financial reporting purposes which are not currently deductible for income tax purposes and the future tax benefits of certain net operating loss carryforward. See Note 6 of Notes to Consolidated Financial Statements.

Fair Value of Financial Instruments

For financial instruments including cash, accrued expenses and accounts payable it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

New Financial Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,’’ which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes that registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB No. 108 (September 13, 2006). The Company is currently evaluating the impact that SAB No. 108 could have on its results of operations or financial condition.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FASB 158 will require employers to recognize their defined benefit plans’ overfunded or underfunded status in their balance sheets, require employers to measure plan assets and plan obligations as of the balance sheet date, immediately recognize any remaining transition obligation currently being deferred, and recognize actuarial gains and losses through other comprehensive income. The statement is effective for fiscal years ending after December 15, 2006. The Company is evaluating SFAS No. 158 and has not determined the impact it will have on its consolidated financial statements as of and for the year ended December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value. The new Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of “more likely than not”. The FASB also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006.  The implementation of FIN 48 could have a material effect on the Company’s consolidated balance sheet and statement of operations but the effect of such implementation is not determinable at this time.

In December 2004, FASB issued SFAS No. 123(R), "Share-Based Payment", that requires compensation costs related to stock-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for the stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $335,000 (pre-tax) during the nine months ended September 30, 2006. The adoption of SFAS 123(R) did not have a material effect on the consolidated balance sheet as of September 30, 2006 or the consolidated statement of cash flows for the nine months ended September 30, 2006.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", an amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company's consolidated financial position or results of operations.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs”, an amendment to Accounting Research Bulletin No. 43 chapter 4. SFAS No. 151 requires that abnormal costs of idle facility expenses, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 did not have a material impact on the Company's consolidated financial position or results of operations.

2. OTHER ASSETS

	September 30,	December 31,
	2006	2005

Deposit	$4,462	$10,000

a)
Tekoil and Gas Corporation had an exclusive option on the acquisition for a mining concession with Calcita Dominicana, a Dominican Republic based company from the date of signing through September 30, 2006. An additional deposit of $90,000 per the agreement was due December 1, 2005.

In June 2006, the Company terminated its agreement with Calcita Dominicana and wrote off its investment of $10,000, which is included in the Company's consolidated statement of operations for the nine months ended September 30, 2006.

b)
In May 2006, the Company forwarded $4,462 to a real estate agency as a deposit on property in St. John's, Newfoundland. The transaction was not consummated and the deposit is due from the real estate agency.

3.	PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2006	2005
Building	$360,272	$-
Transportation equipment	35,836	-
Equipment	17,687	8,234
Furtniture and fixtures	69,747	-
	483,542	8,234
Less: Accumulated Depreciation	14,115	823
	$469,427	$7,411

Depreciation expense for the nine months ended September 30, 2006 and 2005 and the period November 10, 2004 (Date of Formation) through September 30, 2006, amounted to $13,291, $540 and $14,115, respectively.

4.	NOTE PAYABLE - RELATED RATED

On December 15, 2005 the Company issued an unsecured promissory note at prime plus 1% (8.0% at September 30, 2006) to a related party in the amount of $50,000, with principal and interest due at maturity on June 15, 2006. This note was extended to December 31, 2006. At the option of the lender, any time prior to maturity the lender can convert the loan into 50,000 shares of Tekoil and Gas Corporation convertible preferred stock.

After the principal of this Note becomes due, interest shall be payable on demand and shall accrue at a rate of 12% per annum. As additional consideration for the loan, on November 8, 2006, Tekoil issued to the lender 25,000 shares of the Company’s common stock. Interest expense was $2,931 for the nine months ended September 30, 2006 and is included in accrued expenses.

5.	LONG-TERM DEBT

On September 15, 2006, the Company entered into a mortgage agreement with CIBC Mortgages Inc. The Company borrowed $264,373 to purchase a building in St. John's, Newfoundland. The mortgage bears interest equal to the CIBC Prime Rate plus 0.667% (6.667% at September 30, 2006). The mortgage matures September 15, 2011. The mortgage is collateralized by the building in Newfoundland and a personal guarantee by the Company's chief financial officer. The current portion of the mortgage of $4,585 is included in current liabilities on the Company's balance sheet as of September 30, 2006.

The payments now required under the long-term obligations listed above during the years following January 1, 2006 are set below:

2006	$654
2007	4,336
2008	4,651
2009	4,987
2010	5,346
Thereafter	244,400
$264,374

6.	INCOME TAXES

At September 30, 2006, the Company has a net operating loss carry-forward of approximately $4,168,000 million which expires in various years through 2020. Deferred income taxes reflect the impact of the net operating carryforwards. In recognition of the uncertainty regarding the ultimate amount of tax benefits to be derived from the Company’s net operating loss carry-forward, the Company has recorded a valuation allowance for the entire amount of the deferred asset.

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
	2006	2005
Professional fees	$125,885	$20,000
Payroll expense	39,593	-
Engineering fees	-	-
Interest expense	2,931	-
Other	3,641	3,520
	$172,050	$23,520

8.	SETTLEMENT OF DEBT

In September 2005, the Company issued 5,000 shares of Series A Preferred Stock and paid $2,735 to settle a debt to a former noteholder of Pexcon.

9.	STOCKHOLDERS' EQUITY

Common Stock

a)
The Company is authorized to issue 200,000,000 shares of .000001 par value common stock. All the outstanding common stock is fully paid and non-assessable. The total proceeds received for the common stock is valued used for the common stock. The par value of .000001 per share is deemed immaterial.

b)
On October 14, 2005, the Company effected a 1 for 100 reverse stock split. As of that date, there were 7,722,000 common shares outstanding. All capital stock transactions in the financial statements have been retroactively restated to effect the reverse stock split.

c)	During the year ended December 31, 2005, the Company sold 3,550 private placement shares of pre-merger common stock and received net proceeds of $38,090.

d)
During the year ended December 31, 2005, the Company borrowed $100,000 from a third party. In June 2005, the Company issued the third party 1,850 private placement shares of its pre-merger common stock in exchange for this debt. The Company paid the third party $ 13,500 of interest on the debt and the amount is included in the Company's statement of operations for the year ended December 31, 2005.

e)
During the period November 29, 2004 (Date of Formation) of the subsidiary through December 31, 2004, the Company sold 2,750 private placement shares of pre-merger common stock and received net proceeds of $11,000.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of .000001 par value preferred stock. The Company has designated 3,000,000 of these authorized shares of Preferred Stock as Series A Convertible Preferred Stock. The Board of Directors has the authority, without action by the stockholders, to designate and issue the shares of preferred stock in one or more series and to designate the rights, preferences and each series, any or all of which may be greater than the rights of the Company's common stock. During the nine months ended September 30, 2006 and for the year ended December 31, 2005, the Company sold 1,265,000 and 667,000 shares of Series A Preferred Stock and received net proceeds of $1,265,000 and $689,876 respectively. As of September 30, 2006, there were 1,982,000 shares of Series A Preferred Stock outstanding which may be converted into 5,946,000 shares of the Company's common stock.

The following is a summary of the pertinent rights and privileges of each class outstanding:

•
The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Each outstanding share of Series A Preferred Stock entitles the holder thereof to vote on all matters on which holders of Common Stock are entitled to vote, and the holders of Series A Preferred Stock and of Common Stock vote together as a single class. With respect to any such vote, each share of Series A Preferred Stock entitles the holder to cast the number of votes per share as is equal to the number of votes that such holder would be entitled to cast had such holder converted its shares of Series A Preferred Stock into Share of Common Stock, such conversion rate being three (3) share of Common Stock for each share of Series A Preferred Stock. There is no cumulative voting with the result that the holders of more than 50% if the shares voting for the election of directors can elect all of the directors.

•
The holders of Common Stock and the holders of Series A Preferred Stock are entitled to receive dividends when, as and if declared by the Board of Directors for each such class of stock out of the funds legally available therefore. In the event of the liquidation, dissolution or winding up of the Company, the holders of Common Stock and the holders of Series A Preferred Stock are entitled to share ratably, after conversion of each share of Series A Preferred Stock into three (3) shares of Common Stock, in all assets remaining available for distribution after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock and the Series A Preferred Stock.

•
Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock. Each holder of shares of Series A Preferred Stock has the right, at its option and without further payment, to convert any or all of its shares of Series A Preferred Stock into fully paid and non-assessable shares of Common Stock at the rate of three (3) shares of Common Stock for each share of Series A Preferred Stock. Each share of Series A Preferred Stock will automatically convert into three (3) shares of Common Stock (i) immediately prior to a liquidation of the Company; (ii) immediately prior to an initial public offering by the Company,; (iii) at any time after July 29, 2006, at the sole discretion of the Company’s Board of Directors. The number of type of securities to be received upon conversion of the Series A Preferred Stock are subject to certain antidilution adjustments.

10.	LEGAL PROCEEDINGS

On or about August 15, 2006, a complaint was filed against the Company by Gerald M. Dunne in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (Case No. 0612299) (the “Complaint”). In the Complaint, Mr. Dunne alleges that the Company breached the Acquisition Agreement by not conveying to Mr. Dunne shares of Common Stock equal to seven percent (7%) of the Company’s outstanding shares of Common Stock (the “Shares”). Mr. Dunne contends that he is entitled to the Shares, and that he beneficially owns the Shares, by virtue of the execution and closing of the Acquisition Agreement and the execution of the Management Agreement contemplated in the Acquisition Agreement.

The relief that Mr. Dunne seeks in his Complaint includes the following: (i) a temporary injunction preventing the Company from filing an application for a listing on the OTC Bulletin Board, or from selling, assigning, or otherwise encumbering the Company’s shares until it has fulfilled its contractual obligations to Mr. Dunne; (ii) a judgment against the Company for breach of contract; (iii) a judgment ordering the Company to specifically perform the Acquisition Agreement and deliver the Shares to Mr. Dunne; (iv) as an alternative to the claims for breach of contract and specific performance, a judgment for damages against the Company based upon an allegation of conversion of the Shares; and (v) as an alternative to the claims for breach of contract and specific performance, a judgment for damages against the Company based upon an allegation of promissory estoppel.

Contemporaneously with the filing of the Complaint, Mr. Dunne filed a verified emergency motion for temporary injunction and incorporated memorandum of law (the “Motion”) with respect to his request for a temporary injunction in the Complaint. Mr. Dunne has set a hearing on the injunction motion for December 12, 2006.

The Company believes that Mr. Dunne failed to perform conditions necessary to the issuance of the Shares to him and that he repudiated the Acquisition Agreement and the related Management Agreement by his actions. The Company has filed a memorandum in opposition to the Motion and an answer to the Complaint, and has raised counterclaims against Mr. Dunne. The Company is engaged in settlement negotiations with Mr. Dunne. A settlement with Mr. Dunne or an adverse ruling against the Company could result in significant dilution of the Company’s shareholders; however, the Company does not believe the terms of a settlement or any judgment that may be obtained by Mr. Dunne would have a material adverse effect on its operations or financial condition.

11.	SUBSEQUENT EVENTS

a)
During the period subsequent to September 30, 2006, the Company conducted private placements pursuant to it which it sold 255,000 shares of Series A Preferred Stock at a price per share of $1.00, which maybe converted into 765,000 shares of the Company's common stock.

b)
On November 8, 2006, the Company issued 1,000,000 shares of Common Stock to Gerald Goodman, the Company's chief financial officer, in exchange for Mr. Goodman's personal guarantee of the following obligations of the Company: (i) credit card debts of the Company and/or its subsidiaries and related entities in the amount of fifty thousand dollars ($50,000), (ii) a mortgage and promissory note related to property owned by the Company and/or its subsidiaries and related entities in Newfoundland, Canada, in the amount of Two hundred sixty four thousand three hundred seventy four dollars ($264,374), (iii) a credit line of the Company and/or its subsidiaries and related entities in the amount of fifty thousand dollars ($50,000).

c)
As additional consideration for the loan made to the Company on December 15, 2005 (see Note 4), the Company issued to the Gerald Goodman, the Company’s chief financial officer, 25,000 shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Important Considerations Related to Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements". All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The works "believe", "intend", "expect", "anticipate", "project", "estimate", "predict" and similar expressions are also intended to identify forward-looking statements.

These forward-looking statements include, among other, such things as:

•	plans and objectives of our management for future operations relating to our products and services;
•	plans and objectives of our management for our future economic performance;
•	amounts and nature of future capital expenditures;
•	wells to be drilled and reworked;
•	oil and gas prices and demand;
•	exploitation and exploration prospects;
•	estimates of proved oil and gas reserves;
•	reserve potential;
•	development and infill drilling potential;
•	expansion and other development trends of the oil and gas industry;
•	business strategy;
•	productions of oil and gas reserves;
•	planned asset sales or disposition; and
•	expansion and growth of our business and operations.

FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN “PART I, ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - RISK FACTORS THAT MAY AFFECT FUTURE RESULTS” CONTAINED IN THE COMPANY’S REGISTRATION STATEMENT ON FORM 10-SB/A (AMENDMENT NO. 2), FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 13, 2006. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY’S REGISTRATION STATEMENT ON FORM 10-SB/A (AMENDMENT NO. 2) IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY’S STOCK.

Forward-looking statements included or incorporated by reference in this Form 10-QSB are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including, but not limited to, the following:

•	risk factors discussed in the Company's Form 10-SB/A (Amendment No. 2):
•	oil and gas prices;
•	exploitation and exploration successes;
•	continued availability of capital and financing;
•	general economic, market or business conditions;
•	acquisition s and other business opportunities (or lack thereof) that may be presented to and pursued by us;
•	changes in laws or regulations; and
•	other factors, most of which are beyond our control.

Consequently, all the forward-looking statements made in this report and in the documents we incorporate by reference are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operation. In light of the significant uncertainties inherent in such forward-looking statements, their inclusion should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon the Company's financial statements, which have been prepared with accounting principles generally accepted in the United States of America. The preparation of the financial statements require the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates is estimates, including those related to intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical expenses and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Stock-Based Compensation. The Company issues shares of its common and preferred stock to employees and non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the consideration issued.

Intangible Assets. The valuation of intangible assets will be determined by management after considering a number of factors. On an annual basis, the Company will test for impairment. If the carrying value of the intangible assets exceed the present value of estimated future cash flows, the intangible asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

Should the impairment loss be significant, the charge to operations could have a material effect on the Company's results of operations and financial condition.

Plan of Operation

Forecasted Activities November 2006 to November 2007

We have identified the following objectives for the upcoming 12-month period:

1.
Lease the mineral rights over the prospective acreage, in Newfoundland, Canada, at reasonable terms for the Company. The area in which we are interested consists of the Garden Hill area encompassing 270 square kilometers located onshore and offshore and the Shoal Point area encompassing 400 square kilometers located offshore in Port au Port Bay.

2.	Obtain the exploration license required to conduct an intense 3D seismic survey over the area's onshore and offshore prospects.

3.	Further establish our presence in Newfoundland.

4.	Establish an apprenticeship training program for the rig refurbishment business with the Province Technical College.

5.	Secure and purchase two used drilling rigs for refurbishment.

Three instruments govern onshore petroleum activities in Newfoundland:

-
An exploration permit, issued as a result of a Request for Bids, confers the exclusive right to drill and test for petroleum on designated lands. It is valid for a primary term of five (5) years and can be extended for a further secondary terms of two (2) years if certain conditions are met.

-
An exploration license does not confer any petroleum rights, but confers the non-exclusive right to conduct an exploration survey (e.g. seismic program) described in the license. An exploration license is valid for 180 days. We have applied for an exploration license with respect to our 3D seismic survey.

-
A lease, issued as a result of a discovery on an exploration permit, confers to the lessee the exclusive right to develop and produce a petroleum pool in the lease area. A lease has an initial term of 10 years, subject to five (5) year renewals for those areas still introduction or necessary for production.

Offshore petroleum activities are subject to three different documents:

--An exploration license, issued as a result of a Request for Bids, confers the right to explore for, and the exclusive right to drill and test for petroleum on designated lands as well as the exclusive right to develop those portions of the offshore area in order to produce petroleum and the exclusive right, subject to compliance with other requirements, to obtain a production license. An exploration license is valid for a primary term of nine (9) years, consisting of two consecutive periods of five (5) years and four (4) years, with certain milestones that must be completed in the first five years for the license holder to continue to have rights in the latter four years. At the end of nine years, all rights to an area terminate unless the area becomes subject to a significant discovery license or a production license.

--A significant discovery license may be granted with respect to an area as a result of an application for a declaration of significant discovery. It grants the same rights as an exploration license, and effectively extends rights to any exploration license, and effectively extends rights to an area for so long as the relevant declaration of significant discovery is in force, or until a projection license is issued for the relevant lands. The government retains significant authority over drilling orders and development orders.

--A production license is issued where a commercial discovery is declared, which is a discovery of petroleum that has been demonstrated to contain reserves that justify the investment of capital and effort to bring the discovery to production. A production license confers the following: the right to explore for, and the exclusive right to drill and test for, petroleum; the exclusive right to develop those portions of the offshore area in order to produce petroleum, the exclusive right to produce petroleum from those portions of the offshore area; and title to the petroleum so produced. A production license is effective from the date it is issued for a term of twenty-five (25) years or for such period thereafter during which commercial production continues. The government retains significant authority over drilling orders and development orders.

Canadian Imperial Venture Corp ("CIVC") was issued a lease for the onshore area in which we are interested, and that lease was due to expire on August 13, 2006. On June 28, 2006, CIVC issued a press release announcing that the Government of Newfoundland and Labrador had extended the onshore lease for an additional year. We are not aware of the conditions placed upon the lease extension by the Government of Newfoundland and Labrador, but CIVC announced on August 15, 2006, that it had met certain financial commitment for lease extension, specifically referencing work plans and work deposits submitted to the Department of Natural Resources. Based upon our discussions with government officials, we believe that the Government of Newfoundland and Labrador is imposing stricter requirements on leaseholders regarding investment in leased areas and progress toward production, as suggested by the speech delivered at the Atlantic Canada Oil and Gas Summit on May 30, 2005, by Premier Danny Williams. In the event that CIVC's lease is terminated, re-bidding for the lease would likely then commence. Similarly, licenses covering the offshore prospective acreage are due to expire January 15, 2007, and re-bidding could commence as early as the fall of 2007.

We are currently in the process of confirming the environmental approval amendment procedures for the applications submitted to date to expand and include prospective offshore acreage surrounding the Port au Port peninsula. We have made significant process towards obtaining environmental approvals for an exploration license to conduct the 3D seismic survey over the onshore prospects. On May 2, 2006, the Department of Environment and Conservation issued a letter regarding our Port au Port Peninsula 3D seismic survey, along with a summary of comments received form various reviewing agencies during the review period. The letter released our proposed 3D seismic survey from further environmental assessment by the Department, subject to the approval of an Environmental Protection Plan prior to the commencement of the survey. This process is expected to be completed with approvals forthcoming in the fall of 2006.

To further cement our presence in Newfoundland, we have formed a wholly-owned Canadian subsidiary, Tekoil Rig Development Corporation, and we have recently established our Canadian headquarters in St. John's and appointed Donna Parsons as Vice President, Corporate Relations. We are talking to a number of companies and institutions concerning the long term financing for the Company's operations and will continue to do so. We are engaged in ongoing discussions with the Provincial Technical College to create training programs for the rig refurbishment business.

Jim Howdle, our contracted rig refurbishment expert, continues to monitor the availability of old, inactive rigs and he is confident that once we have secured funding for this program he will be able to get expedition.

Liquidity and Capital Resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception we have expended approximately $2.4 million for operating and investing activities, which has been funded by investments of approximately $2.0 million from our shareholders and $.5 million from borrowings.

Our cash balances as of September 30, 2006 was $430, which decreased from $167,524 as of December 31, 2005. The decrease to our cash balance was attributable to increased operating expenses during the nine months ended September 30, 2006 offset by approximately $1.3 million raised by the Company through private placements of its Series A Convertible Preferred Stock in 2006 and $.3 million in borrowings. Subsequent to September 30, 2006, the Company raised an additional $225,000 through private placements. Management believes the current cash balance is sufficient to fund the current normal level of operations for the next twelve months.

We will need to raise additional capital of approximately $35 million to proceed with the 3D seismic program and the drilling of two wells. We will also need to raise an additional $25 million to proceeds with our drilling rig refurbishment program. To date, the Company has generated no revenues. We are currently in negotiations with various investors , primarily for debt financing, but there can be no assurance that such fund will be available to us or that adequate funds from debt or equity financing will be available when needed or terms satisfactory to us. We will continue to sell shares of our Series A Convertible Preferred Stock from time to time. Our failure to obtain adequate additional financing may require us to delay or curtail some or all of our business efforts. Additional equity financing may involve substantial dilution to our then existing shareholders.

During the past three years, we have sold unregistered shares of our Series A Convertible Preferred Stock, par value $0.00000001 per share, at the offering price of $1.00 per share, and we continue to offer and sell unregistered shares of its Series A Convertible Preferred Stock, from time to time, at such price. The sales are part of an offering made in reliance on Section 4(2) of the Securities Act and the safe harbor provided by Rule 506 of Regulation D promulgated under the Securities Act, in that the sales did not, and will not, involve any public offering. See, "Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds."

On December 15, 2005, we issued an unsecured promissory note, bearning interest at the rate of prime plus one percent (1%) per annum (8.25% at December 31, 2005) to Wiener, Goodman & Company, P.C. Profit Sharing Plan FBO Gerald Goodman (the Company's chief financial officer, treasurer and director) in the principal amount of $50,000, with principal and interest due at maturity on June 15, 2006. The maturity date has since been extended until December 31, 2006. At any time prior to maturity, the lender may, at its operation, convert the promissory note into 50,000 shares of Series A Preferred Stock. There is no other formal arrangement to advance or loan funds to the Company or repay any such advances or loans.

On September 15, 2006, the Company entered into a mortgage agreement with CIBC Mortgages Inc. The Company borrowed $264,373 to purchase a building in St. John's, Newfoundland. The mortgage bears interest equal to the CIBC Prime Rate plus 0.667% (6.667% at September 30, 2006). The mortgage matures September 15, 2011. The mortgage is collateralized by the building in Newfoundland and a personal guarantee by the Company's Chief Financial Officer.

Item 3. Controls and Procedures.

a.
Disclosure controls and procedures. As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b.
Changes in internal controls over financial reporting: There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On or about August 15, 2006, a complaint was filed against the Company by Gerald M. Dunne in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (Case No. 0612299) (the “Complaint”). In the Complaint, Mr. Dunne alleges that the Company breached the Acquisition Agreement by not conveying to Mr. Dunne shares of Common Stock equal to seven percent (7%) of the Company’s outstanding shares of Common Stock (the “Shares”). Mr. Dunne contends that he is entitled to the Shares, and that he beneficially owns the Shares, by virtue of the execution and closing of the Acquisition Agreement and the execution of the Management Agreement contemplated in the Acquisition Agreement.

The relief that Mr. Dunne seeks in his Complaint includes the following: (i) a temporary injunction preventing the Company from filing an application for a listing on the OTC Bulletin Board, or from selling, assigning, or otherwise encumbering the Company’s shares until it has fulfilled its contractual obligations to Mr. Dunne; (ii) a judgment against the Company for breach of contract; (iii) a judgment ordering the Company to specifically perform the Acquisition Agreement and deliver the Shares to Mr. Dunne; (iv) as an alternative to the claims for breach of contract and specific performance, a judgment for damages against the Company based upon an allegation of conversion of the Shares; and (v) as an alternative to the claims for breach of contract and specific performance, a judgment for damages against the Company based upon an allegation of promissory estoppel.

Contemporaneously with the filing of the Complaint, Mr. Dunne filed a verified emergency motion for temporary injunction and incorporated memorandum of law (the “Motion”) with respect to his request for a temporary injunction in the Complaint. Mr. Dunne has set a hearing on the injunction for December 12, 2006.

The Company believes that Mr. Dunne failed to perform conditions necessary to the issuance of the Shares to him and that he repudiated the Acquisition Agreement and the related Management Agreement by his actions. The Company has filed a memorandum in opposition to the Motion and an answer to the Complaint, and has raised counterclaims against Mr. Dunne. The Company is engaged in settlement negotiations with Mr. Dunne. A settlement with Mr. Dunne or an adverse ruling against the Company could result in significant dilution of the Company’s shareholders; however, the Company does not believe the terms of a settlement or any judgment that may be obtained by Mr. Dunne would have a material adverse effect on its operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report and through the date of this report, the Company made the following sales of unregistered shares of its Common Stock, par value $0.000001 per share (“Common Stock”):

Name of Purchaser	No. of Shares	Proceeds of Sale (in Dollars)	Date of Issuance

Goodman, Gerald (1)	1,025,000	338,250	November 8, 2006
Parsons, Donna (2)	250,000	82,500	September 6, 2006

(1)
On November 8, 2006, the Company issued 1,025,000 shares of Common Stock to Gerald Goodman, its chief financial officer. 1,000,000 of such shares were in exchange for Mr. Goodman’s personal guarantee of the following obligations of the Company: (i) credit card debts of the Company and/or its subsidiaries and related entities in the amount of Fifty Thousand Dollars ($50,000), (ii) a mortgage and promissory note related to property owned by the Company and/or its subsidiaries and related entities in Newfoundland, Canada, in the amount of Two Hundred Ninety Six Thousand Two Hundred Fifty Dollars ($296,250) (iii) a credit line of the Company and/or its subsidiaries and related entities in the amount of Fifty Thousand Dollars ($50,000). The remaining 25,000 shares of Common Stock were issued as additional consideration for the loan made to the Company on December 15, 2005, by Wiener Goodman & Company, PC Profit Sharing Plan FBO Gerald Goodman, in the principal amount of $50,000. Such shares of Common Stock were valued at $0.33 per share as on November 8, 2006, the date of issuance.

(2)
The sale to Donna Parsons, the Company’s Vice President of Corporate Relations, was an issuance of restricted stock as compensation for services as an employee of the Company’s subsidiary, Tekoil Rig Development Corporation (the “Subsidiary”), pursuant to the Stock Grant and Repurchase Agreement between the Company and Ms. Parsons dated as of June 1, 2006. Such shares of Common Stock were valued at $0.33 per share as of September 6, 2006, the date of grant. The shares are subject to the Company’s right to repurchase them under certain circumstances, and the number of such shares to which the Company’s repurchase right applies is reduced by 1/3 on June 1, 2007, 2008 and 2009, provided that Ms. Parsons remains an employee of the Subsidiary on such dates.

No underwriters took part in these sales of unregistered shares of Common Stock, and no underwriting discounts or commissions were paid. The Company’s sales of these unregistered shares of Common Stock were made in reliance on Section 4(2) of the Securities Act and the safe harbor provided by Rule 506 of Regulation D promulgated under the Securities Act, in that the sales did not involve any public offering. All purchasers of these unregistered shares of Common Stock were “accredited investors” as defined in Rule 501 of Regulation D, in that they are executive officers of the Company; and, consequently, the Company did not provide such purchasers information of the type described in Rule 502(b)(2) of Regulation D. Neither the Company nor any person acting on its behalf offered or sold these unregistered shares of Common Stock by any form of general solicitation or general advertising. Each purchaser of these unregistered shares of Common Stock represented to the Company (i) that such purchaser was acquiring such shares for the purchaser’s own account and not with a view to the sale or distribution thereof, (ii) that such purchaser understood that such shares had not been registered under the Act and, therefore, could be resold unless they were subsequently registered under the Securities Act or unless an exemption from registration was available; and (iii) that a legend would be placed on the certificate evidencing such shares stating that the shares had not been registered under the Securities Act and setting forth the restrictions on transferability and sale of the shares. All stock certificates representing such shares were issued with a restrictive legend, and the Company filed notices on Form D with the SEC and the relevant state securities regulators.

During the period covered by this report and through the date of this report, the Company made the following sales of unregistered shares of its Series A Convertible Preferred Stock, par value $0.00000001 per share (“Series A Preferred Stock”), at the offering price of $1.00 per share, and the Company continues to offer and sell unregistered shares of its Series A Preferred Stock from time to time at such price:

Name of Purchaser	No. of Shares	Proceeds of Sale (in Dollars)	Date of Issuance

Anderson, Stuart	20,000	20,000	July 15, 2006
Ballestero, Edward	10,000	10,000	October 8, 2006
Berke, Marvin	20,000	20,000	July 6, 2006
Boniello, Patricia A.	10,000	10,000	September 13, 2006
Bradeley, Robert	10,000	10,000	September 1, 2006
Brown, Don	5,000	5,000	October 10, 2006
Carbe, Vincent, Sr.	10,000	10,000	October 13, 2006
Dorn, Cassandra	5,000	5,000	October 10, 2006
Dorn, Judith H. and Daniel W.	15,000	15,000	October 10, 2006
Dorn, Sarah V.	5,000	5,000	October 10, 2006
Fairbrother, Faith	50,000	50,000	August 10, 2006
Flanders, Paul	10,000	10,000	August 17, 2006
Fliszar, Avis M.	3,000	3,000	October 7, 2006
Genzianelli, Frank J.	10,000	10,000	October 5, 2006
Gorman, Timothy and Catherine	15,000	15,000	July 17, 2006
Hager, David R.	25,000	25,000	October 9, 2006
Horne, Merton	5,000	5,000	October 23, 2006
Horton, David	5,000	5,000	October 8, 2006
Ivanova, Svetlana	2,000	2,000	October 8, 2006
Izzo, Salvatore, Jr.	15,000	15,000	October 13, 2006
Jones, Carol Lynn T.	10,000	10,000	July 1, 2006
Kalidas, Manaklal P.	50,000	50,000	October 14, 2006
Korenek, Alfred J.	15,000	15,000	October 12, 2006
Krulik, Ira	10,000	10,000	October 9, 2006
Lopez, Kim	15,000	15,000	October 2, 2006
McGrade, Gregory J.	10,000	10,000	July 31, 2006
Mullins, Donald K.	10,000	10,000	September 20, 2006
Reyes, Edwin	5,000	5,000	October 14, 2006
Rhamstine, Stephen P.	10,000	10,000	August 14, 2006
Roberti, Gregg & Laurie	10,000	10,000	October 14, 2006
Smith, Nancy D.	5,000	5,000	October 10, 2006
Van Horn, Charles W.	10,000	10,000	September 12, 2006

No underwriters took part in these sales of unregistered shares of Series A Preferred Stock, and no underwriting discounts or commissions were paid. The Company’s sales of these unregistered securities were made in reliance on Section 4(2) of the Securities Act and the safe harbor provided by Rule 506 of Regulation D promulgated under the Securities Act, in that the sales did not involve any public offering. All purchasers of these unregistered shares of Series A Covertible Preferred Stock were “accredited investors” as defined in Rule 501 of Regulation D, based upon representations made by such purchasers to the Company; and, consequently, the Company did not provide such purchasers information of the type described in Rule 502(b)(2) of Regulation D. Neither the Company nor any person acting on its behalf offered or sold these unregistered shares of Series A Preferred Stock by any form of general solicitation or general advertising. Each purchaser of these unregistered shares of Series A Preferred Stock represented to the Company (i) that such purchaser was acquiring such shares for the purchaser’s own account and not with a view to the sale or distribution thereof, (ii) that such purchaser understood that such shares had not been registered under the Securities Act and, therefore, could be resold unless they were subsequently registered under the Securities Act or unless an exemption from registration was available; and (iii) that a legend would be placed on the certificate evidencing such shares stating that the shares had not been registered under the Securities Act and setting forth the restrictions on transferability and sale of the shares. All stock certificates representing such shares were issued with a restrictive legend, and the Company filed notices on Form D with the Securities and Exchange Commission and the relevant state securities regulators. Further sales of Series A Preferred Stock will be made in accordance with the foregoing.

Each holder of shares of Series A Preferred Stock has the right, at its option and without further payment, to convert any or all of its shares of Series A Preferred Stock into fully paid and non-assessable shares of Common Stock at the rate of three (3) shares of Common Stock for each share of Series A Preferred Stock. Each share of Series A Preferred Stock will automatically convert into three (3) shares of Common Stock (i) immediately prior to a liquidation of the Company; (ii) immediately prior to an initial public offering by the Company,; or (iii) at any time after July 29, 2006, at the sole discretion of the Company’s Board of Directors. The number and type of securities to be received upon conversion of the Series A Preferred Stock are subject to certain anti-dilution adjustments. The terms of the Series A Preferred Stock are fully set forth in a Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on August 2, 2005, as amended by an Amendment to Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on February 22, 2006, and as further amended by a Second Amendment to Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on June 12, 2006.

Item 5. Other Information.

On September 12, 2006, the Company purchased a 6,000-square-foot building at 25 Mountbatten Drive, St. John’s, Newfoundland A1A 3Y1, which had been serving as the Company’s Canadian headquarters since April 2006, pursuant to a a Purchase and Sale Agreement. The purchase price was approximately $360,000. On September 12, 2006, the Company entered into a mortgage agreement with CIBC Mortgages Inc. The Company borrowed $264,373 to purchase the building. The mortgage bears interest equal to the CIBC Prime Rate plus 0.667% (6.667% at September 30, 2006). The mortgage matures September 15, 2011. The mortgage is collateralized by the building and a personal guarantee by the Company's chief financial officer. The current portion of the mortgage of $4,585 is included in current liabilities on the Company's balance sheet as of September 30, 2006., and there is a mortgage on the property in the amount of $264,000.

On November 8, 2006, the Company issued 1,000,000 shares of Common Stock to Gerald Goodman, the Company's chief financial officer, in exchange for Mr. Goodman's personal guarantee of the following obligations of the Company: (i) credit card debts of the Company and/or its subsidiaries and related entities in the amount of fifty thousand dollars ($50,000), (ii) a mortgage and promissory note related to property owned by the Company and/or its subsidiaries and related entities in Newfoundland, Canada, in the amount of Two hundred sixty four thousand three hundred seventy four dollars ($264,374), (iii) a credit line of the Company and/or its subsidiaries and related entities in the amount of fifty thousand dollars ($50,000).

As additional consideration for the loan made to the Company on December 15, 2005 (see Note 4 to Financial Statements), the Company issued to the Gerald Goodman, the Company’s chief financial officer, 25,000 shares of the Company’s common stock.

Item 6. Exhibits.

Exhibit Number		Description

3.1	-	Certificate of Incorporation of the Company and all Amendments thereto (filed as Exhibit 2.1 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

3.2	-	Bylaws of the Company (filed as Exhibit 2.2 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

4.1	-	Article Fourth of the Certificate of Incorporation of the Company, as amended (filed as part of Exhibit 2.1 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

4.2	-	Articles II, III, VIII and XI of the Bylaws of the Company (filed as part of Exhibit 2.2 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

4.3	-	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock (filed as Exhibit 3.3 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

4.4	-
Amendment to Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock (filed as Exhibit 3.4 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

4.5	-
Second Amendment to Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock (filed as Exhibit 3.5 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

10.1	-
Acquisition Agreement dated May 25, 2005, among Pexcon, Inc., Tekoil-FL, the shareholders of Tekoil-FL and Gerald M. Dunne (filed as Exhibit 99.6.1 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

10.2	-
Unsecured Promissory Note dated December 15, 2005, from the Company to Wiener Goodman & Company PC Profit Sharing Plan FBO Gerald Goodman (filed as Exhibit 99.6.2 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

10.3	-	Employment Agreement dated as of October 21, 2005, between the Company and Mark S. Western (filed as Exhibit 99.6.3 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

10.4	-	Employment Agreement dated as of October 21, 2005, between the Company and Gerald Goodman (filed as Exhibit 99.6.4 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

10.5	-	Employment Agreement dated as of October 21, 2005, between the Company and Francis G. Clear (filed as Exhibit 99.6.5 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

10.6	-	Employment Agreement dated as of October 21, 2005, between the Company and Eric Ottens (filed as Exhibit 99.6.6 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

10.7	-	Director Service Agreement dated as of October 21, 2005, between the Company and Mark S. Western (filed as Exhibit 99.6.7 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

10.8	-	Director Service Agreement dated as of October 21, 2005, between the Company and Gerald Goodman (filed as Exhibit 99.6.8 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

10.9	-	Director Service Agreement dated as of October 21, 2005, between the Company and Francis G. Clear (filed as Exhibit 99.6.9 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

10.10	-	Director Service Agreement dated as of October 21, 2005, between the Company and Richard Creitzman (filed as Exhibit 99.6.10 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

10.11	-
Employment Agreement dated as of June 1, 2006, between Tekoil Rig Development Corporation and Donna Parsons (filed as Exhibit 99.6.11 to the Company’s Form 10-SB/A (Amendment No. 2), filed with the SEC on November 13, 2006)*

10.12	-
Stock Grant and Repurchase Agreement dated as of June 1, 2006, between the Company and Donna Parsons (filed as Exhibit 99.6.12 to the Company’s Form 10-SB/A (Amendment No. 2), filed with the SEC on November 13, 2006)*

10.13	-
Form of Tender dated August 14, 2006, and Indenture dated August 31, 2006, for the purchase of Newfoundland facility (filed as Exhibit 99.6.13 to the Company’s Form 10-SB/A (Amendment No. 2), filed with the SEC on November 13, 2006)*

10.14	-	Mortgage dated September 12, 2006, between the Company and CIBC Mortgage Inc. (filed as Exhibit 99.6.14 to the Company’s Form 10-SB/A (Amendment No. 2), filed with the SEC on November 13, 2006)*

11.1	-	Statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Report on Form 10-QSB.

31.1	-	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	-	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	-	Certifications of Chief Executive Officer pursuant to Section 1350 (furnished herewith)

32.2	-	Certifications of Chief Executive Officer pursuant to Section 1350 (furnished herewith)

* Incorporated herein by reference. SEC File No. 0-52100

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKOIL & GAS CORPORATION

Date: November 14, 2006	By:	/s/ Mark S. Western
Mark Western President and Chief Executive Officer

Date: November 14, 2006	By:	/s/ Gerald Goodman
Gerald Goodman Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description

3.1	-	Certificate of Incorporation of the Company and all Amendments thereto (filed as Exhibit 2.1 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

3.2	-	Bylaws of the Company (filed as Exhibit 2.2 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

4.1	-	Article Fourth of the Certificate of Incorporation of the Company, as amended (filed as part of Exhibit 2.1 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

4.2	-	Articles II, III, VIII and XI of the Bylaws of the Company (filed as part of Exhibit 2.2 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

4.3	-	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock (filed as Exhibit 3.3 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

4.4	-
Amendment to Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock (filed as Exhibit 3.4 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

4.5	-
Second Amendment to Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock (filed as Exhibit 3.5 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

10.1	-
Acquisition Agreement dated May 25, 2005, among Pexcon, Inc., Tekoil-FL, the shareholders of Tekoil-FL and Gerald M. Dunne (filed as Exhibit 99.6.1 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

10.2	-
Unsecured Promissory Note dated December 15, 2005, from the Company to Wiener Goodman & Company PC Profit Sharing Plan FBO Gerald Goodman (filed as Exhibit 99.6.2 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

10.3	-	Employment Agreement dated as of October 21, 2005, between the Company and Mark S. Western (filed as Exhibit 99.6.3 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

10.4	-	Employment Agreement dated as of October 21, 2005, between the Company and Gerald Goodman (filed as Exhibit 99.6.4 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

10.5	-	Employment Agreement dated as of October 21, 2005, between the Company and Francis G. Clear (filed as Exhibit 99.6.5 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

10.6	-	Employment Agreement dated as of October 21, 2005, between the Company and Eric Ottens (filed as Exhibit 99.6.6 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

10.7	-	Director Service Agreement dated as of October 21, 2005, between the Company and Mark S. Western (filed as Exhibit 99.6.7 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

10.8	-	Director Service Agreement dated as of October 21, 2005, between the Company and Gerald Goodman (filed as Exhibit 99.6.8 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

10.9	-	Director Service Agreement dated as of October 21, 2005, between the Company and Francis G. Clear (filed as Exhibit 99.6.9 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

10.10	-	Director Service Agreement dated as of October 21, 2005, between the Company and Richard Creitzman (filed as Exhibit 99.6.10 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

10.11	-
Employment Agreement dated as of June 1, 2006, between Tekoil Rig Development Corporation and Donna Parsons (filed as Exhibit 99.6.11 to the Company’s Form 10-SB/A (Amendment No. 2), filed with the SEC on November 13, 2006)*

10.12	-
Stock Grant and Repurchase Agreement dated as of June 1, 2006, between the Company and Donna Parsons (filed as Exhibit 99.6.12 to the Company’s Form 10-SB/A (Amendment No. 2), filed with the SEC on November 13, 2006)*

10.13	-
Form of Tender dated August 14, 2006, and Indenture dated August 31, 2006, for the purchase of Newfoundland facility (filed as Exhibit 99.6.13 to the Company’s Form 10-SB/A (Amendment No. 2), filed with the SEC on November 13, 2006)*

10.14	-	Mortgage dated September 12, 2006, between the Company and CIBC Mortgage Inc. (filed as Exhibit 99.6.14 to the Company’s Form 10-SB/A (Amendment No. 2), filed with the SEC on November 13, 2006)*

11.1	-	Statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Report on Form 10-QSB.
31.1	-	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	-	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	-	Certifications of Chief Executive Officer Pursuant to Section 1350 (furnished herewith)

32.2	-	Certifications of Chief Executive Officer Pursuant to Section 1350 (furnished herewith)

* Incorporated herein by reference. SEC File No. 0-52100