Form 10KSB
period 2006-12-31
TEKOIL & GAS CORP
filed 2007-03-28
CIK 1368154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number  0-52100

 TEKOIL & GAS CORPORATION
(Name of small business issuer in its charter)

Delaware	34-2035350
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25050 I-45 North, Suite 528, The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number   (281) 304-6950

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.000001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Issuer’s revenues for the fiscal year ended December 31, 2006:  $-0-

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of March 15, 2007, was $7,449,344.

Number of shares of Common Stock, $0.000001 par value, outstanding as of March 15, 2007: 23,694,175

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes ☐;   No ☒

FORWARD-LOOKING STATEMENTS

This annual report and the documents we incorporate by reference include “forward-looking statements.” All statements, other than statements of historical fact, included or incorporated by reference in this annual report which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “believe,” “intend,” “expect,” “anticipate,” “project,” “estimate,” “predict” and similar expressions are also intended to identify forward-looking statements.

These forward-looking statements include, among others, things such as:

•	plans and objectives of our management for future operations relating to our products and services;

•	plans and objectives of our management for our future economic performance;

•	amounts and nature of future capital expenditures;

•	wells to be drilled or reworked;

•	oil and gas prices and demand;

•	exploitation and exploration prospects;

•	estimates of proved oil and gas reserves;

•	reserve potential;

•	development and infill drilling potential;

•	expansion and other development trends of the oil and gas industry;

•	business strategy;

•	production of oil and gas reserves;

•	planned asset sales or dispositions; and

•	expansion and growth of our business and operations.

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including, but not limited to, the following:

•	risk factors discussed in this report;

•	oil and gas prices;

•	exploitation and exploration successes;

•	continued availability of capital and financing;

•	general economic, market or business conditions;

•	acquisitions and other business opportunities (or lack thereof) that may be presented to and pursued by us;

•	changes in laws or regulations; and

•	other factors, most of which are beyond our control.

Consequently, all of the forward-looking statements made in this annual report and in the documents we incorporate by reference are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. In light of the significant uncertainties inherent in such forward-looking statements, their inclusion should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Unless required by applicable law, we assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.  Description of Business.

Business Development

Tekoil & Gas Corporation (“TKGN,” “we” or the “Company”) was incorporated in Delaware on January 2, 2002, under the name “Trailridge Holdings, Inc.” On April 6, 2004, the Company changed its name to “Glow Bench Systems International, Inc.”; and on December 14, 2004, it changed its name to “Pexcon, Inc.”

On May 25, 2005, Pexcon, Inc., entered into an Acquisition Agreement with Tekoil & Gas Corporation, a Florida corporation (“Tekoil-FL”), the shareholders of Tekoil-FL and Gerald M. Dunne, in which the shareholders of Tekoil-FL received 694,980,000 shares of the common stock, $0.00000001 par value, of Pexcon, Inc., in exchange for the outstanding shares of common stock of Tekoil-FL held by them. Immediately following the closing of the Acquisition Agreement on June 27, 2005, Pexcon, Inc., had a total of 772,200,000 shares of common stock outstanding. In connection with the Acquisition Agreement, Pexcon, Inc., acquired the assets and assumed the liabilities of Tekoil-FL, which became a wholly-owned subsidiary of Pexcon, Inc. For accounting purposes only, the share exchange transaction was treated as a recapitalization of Tekoil-FL as the acquirer. In connection with the transaction, the Board of Directors of Pexcon, Inc., resigned, the Board of Directors of Tekoil-FL became the Board of Directors of the Company, and the Company’s name was formally changed from Pexcon, Inc., to Tekoil & Gas Corporation.

On October 14, 2005, the Company effected a 1 for 100 reverse split of its common stock. As of that date and as a result of the reverse stock split, 7,722,000 shares of common stock were outstanding. In connection with the reverse stock split, the Company changed the par value of the common stock from $0.00000001 per share to $0.000001 per share, and it reduced the number of authorized shares of common stock from 800,000,000 shares to 200,000,000 shares.

The Company currently operates its business directly, and not through its Tekoil-FL subsidiary, which continues to exist but has no assets or operations. For the purpose of pursuing its business strategy in the Province of Newfoundland, Canada, as described in greater detail below, on March 29, 2006, the Company formed a wholly-owned subsidiary, Tekoil Rig and Development Corporation, a Newfoundland corporation, and on April 19, 2006, the Company qualified to do business in Newfoundland. On January 17, 2007, the Company formed another wholly-owned subsidiary, Masters Acquisition Co., LLC, a Delaware limited liability company, and changed its name to Tekoil and Gas Gulf Coast, LLC, on January 26, 2007.

The Company is authorized to issue up to 20,000,000 shares of preferred stock, par value $0.00000001 per share. The Company has designated 3,000,000 of those authorized shares of preferred stock as Series A Convertible Preferred Stock, the terms of which are set forth in the Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on August 2, 2005, as amended on February 22, 2006 and June 12, 2006.

As of March 15, 2007, the Company had outstanding 23,694,175 shares of common stock, par value $0.000001 per share (the “Common Stock”), and 2,692,000 shares of Series A Convertible Preferred Stock, par value $0.00000001 per share (the “Series A Preferred Stock”).

Business of Issuer

The Company is an exploration stage oil and gas enterprise focused on the acquisition, stimulation, rehabilitation and asset improvement of small to medium sized manageable oil and gas fields throughout North America.

Business Strategy

Our overall goal is to maximize our value through profitable growth by acquiring oil and gas reserves and production, with a firm philosophy of utilizing the latest, state of the art oil and gas technology in our drilling operations. Our current and ongoing strategy is to (a) acquire producing oil and gas properties with significant upside potential at favorable prices, (b) focus on exploration and development activities to maximize production and ultimate reserve recovery on existing properties, (c) explore undeveloped properties, (d) maintain a low cost structure, and (e) maintain financial flexibility. Key elements of our strategy include the following:

Acquisitions of Producing Properties. We have an experienced management and technical team, some of whom are consultants, which makes us more financially flexible. We focus on the acquisition of owner-operated producing properties that meet our selection criteria, which include (a) significant potential for increasing reserves and production through development and further exploration, (b) favorable purchase price, and (c) opportunities for improved operating efficiency. We are continually identifying and evaluating acquisition opportunities. To date, we have not been successful in this regard and there can be no assurance that any such acquisitions will be successfully consummated in the future.

Development. We have researched several projects that did not meet our criteria and/or did not pass our due diligence process. We continue to use our network of contacts in the industry to explore such opportunities, and with the use of the internet we conduct much of our due diligence before doing in situ evaluations.

Exploration. Our exploration activities for 2005 and 2006 have been restricted geographically to North America and Canada. The main thrust of this initiative, however, was predominantly in Eastern Canada. We have identified a potentially exciting opportunity in an area where exploration and risk capital of in excess of $100 million has been previously expended from the 1990’s to 2005. However, another company holds the lease to this area, so we have no rights to pursue this opportunity unless the current lease is terminated. Our independent consulting engineers, Fekete Associates and Dick Boyce of dB, LLC, have advised us that this area was a failure due to previous operators’ not understanding the complexity of the structures, and the unavailability of modern-day 3D seismic technology. Over the life of the one drilled well in this area, when operating by various operators, the well produced an average of 2,500 barrels of oil per day. We have access to all the previous data and history of these prospects, including mapping information, 2D seismic interpretation, minimal 3D seismic interpretation and extensive drilling information.

Low Cost Structure. We have only six employees, and we hire subcontractors to provide technical engineering, accounting and legal expertise. We intend to maintain a low cost structure by keeping a small workforce. We have the capabilities of being an efficient operator and can capitalize on our low cost structure in evaluating acquisition opportunities. Our goal is to achieve substantial reductions in labor and other field-level costs from those expended by the previous operators. Our lower cost structure could substantially improve cash flows of targeted companies.

Financial Flexibility. We are committed to maintaining financial flexibility, which we believe is important for the successful execution of our acquisition, exploration and development strategy. Since October of 2005, we have completed private placements of our Common Stock and Series A Preferred Stock, which have provided us with aggregate net proceeds of approximately $4,022,000.

Western Newfoundland Prospect Development

Progress from November 2005 to December 2006. After assembling the technical team in August 2005 and confirming the significant hydrocarbon potential that exists in the area of the Port au Port Peninsula of Western Newfoundland, we had the following objectives for the November 2005 to December 2006 time period:

•	Prepare a technically sound exploration and development plan.

•	Lease the mineral rights over the prospective acreage at reasonable terms for the Company.

•
Establish our presence in Newfoundland by forming a Newfoundland subsidiary, qualifying to do business in Newfoundland and opening an office there; familiarize ourselves with the applicable regulatory regime(s) for oil and gas activity in the province; and establish good working relations with the regulators, government officials and the local communities in which we will be operating.

•
Obtain the approvals required to conduct an intense 3D seismic survey over the area’s onshore prospects. The necessity of conducting the seismic survey prior to conducting further drilling had been identified early in the technical evaluations.

In establishing these objectives, we recognized that they would not all be completely achieved by December 2006. Nonetheless, we have achieved the following objectives:

•	The exploration and development plan is complete.

•
We have developed a significant network of contacts in Newfoundland and have established a Newfoundland subsidiary and an office in St. John’s, Newfoundland, staffed by two employees, one of whom previously worked for the Newfoundland Department of Natural Resources for eight years.

•
We have met with relevant government agencies, such as the Department of Natural Resources, the Canada-Newfoundland and Labrador Offshore Petroleum Board, the Department of Environment and Conservation, Environment Canada, the Department of Fisheries and Oceans, as well as the Fish, Food and Allied Workers Union.

•
We have made significant progress towards obtaining environmental approvals for an exploration license to conduct the 3D seismic survey over the onshore prospects. On May 2, 2006, the Department of Environment and Conservation issued a letter regarding our Port au Port Peninsula 3D seismic survey, along with a summary of comments received from various reviewing agencies during the review period. The letter released our proposed 3D seismic survey from further environmental assessment by the Department, subject to the approval of an Environmental Protection Plan prior to the commencement of the survey.

Onshore Rig Construction

Background. High market demand has made it very difficult to contract drill rigs from oil producing centers to undertake drilling in frontier areas. Larger oil companies are executing long-term exclusive-use contracts in established areas, making rigs unavailable on a well-by-well basis. High demand has simultaneously created 12-18 month wait times to purchase a new rig. Rigs in the 600 to 1000 HP and 1500 to 2000 HP range are particularly in short supply. Industry analysts, such as Rigzone.com (August 24, 2006) and WorldOil.com (October 2005), report that high market demand for rigs is expected to continue for the next few years, and other industry publications, such as Drilling Contractor, appear to concur in that expectation. However, there can be no assurance that market demand will continue to be high.

To ensure access to a 2000 HP drilling rig for our Newfoundland exploration activities, we have investigated purchasing one or more, older, unused units, and refurbishing them to present-day standards. The option is technically viable because the structural components of the rig have a service life in the order of 60 years. Refurbishment involves complete rebuilding/replacement of the mechanical, electrical and instrumentation systems.

The economics of purchasing an older unit and then refurbishing it in Newfoundland are attractive. Order of magnitude costs to secure a 2000 HP unit are as follows:

•
Two-year, long-term contract - $32 million, with an expected mobilization/demobilization charge of $10 million, according to an estimate by Nabors International. Factors affecting the estimate were limited land market in Newfoundland, higher labor costs in Canada, the fact that there is no rig in the area and the necessity of winterization.

•	Purchase new - $27 million, with 12 to 18 month delivery, according to an estimate from National Oilwell Varco. Prices for new rigs have been steadily increasing in response to demand.

•	Refurbish older unit - $10 million with 6 months delivery through our own turnkey operation, as outlined below.

According to our consultant, given current market conditions and the expectation that high market demand will continue, the resale value of a refurbished unit one year from now would likely be in the range of $18 million to $25 million. That would provide an $8 million to $15 million margin. Because of this significant margin, we could have an opportunity to generate healthy profits from ongoing rig refurbishments, through development of an extended work experience program with a Newfoundland technical college. A typical capital cost profile for a refurbished 2000+ HP rig is as follows:

ITEM DESCRIPTION	ESTIMATED PURCHASE PRICE	**ESTIMATED COST TO REFURBISH	TRANSPORT. COSTS	TOTAL
	$US	$US	$US	$US
Substructure 25' clear working height
Mast 152' x 1,300,000 lbs capacity
National 1320 UE Drawwork c/w electric brake
National P275 rotary table
Oilwell P500 swivel
Traveling block / hook B660GA500

Items above to be purchased as part of the original four rig package.	1,500,000.00	600,000.00	200,000.00	2,300,000.00

Engines / generators - Caterpillar or Detroit (3)	600,000.00	100,000.00	60,000.00	760,000.00
SCR system and building	650,000.00		30,000.00	680,000.00
* 3 tank mud system 1800 bbls total volume	750,000.00		20,000.00	770,000.00
1600 hp mud pumps (two pumps)	650,000.00	100,000.00	40,000.00	790,000.00
* Water tank and pumping system	150,000.00		7,000.00	157,000.00
* Dog house and windwall on off drillers side	150,000.00		5,000.00	155,000.00
Blow out preventer 13 5/8" x 5000	200,000.00		15,000	215,000.00
6 station closing unit	80,000.00		10,000.00	90,000.00
Choke manifold and poorboy degasser	120,000.00		10,000.00	130,000.00
Hydraulic catwalk	530,000.00		25,000.00	555,000.00
* Pipe tubs( 7units )	150,000.00		5,000.00	155,000.00
Handling tools (tongs, slips, elevators) Pipe spinner to suit tubulars	200,000.00		5,000.00	205,000.00
Tuggers, air winch and wire line unit	60,000.00	10,000.00	5,000.00	75,000.00
Cold start and air compressors	110,000.00	15,000.00	5,000.00	130,000.00
Instrumentation	75,000.00	15,000.00	1,000.00	91,000.00
Wire rope & bridle line	55,000.00		5,000.00	60,000.00
* Suitcases & grasshopper/rig stairs	70,000.00		5,000.00	75,000.00

15,000' of 5" Grade S-135 (19.5 lbs/ft.)	960,000.00		100,000.00	1,060,000.00
Drill collars 30 ea x 6 ½", 6 ea. X 8"; 3 ea. 9 1/2" drill collars	230,000.00		40,000.00	270,000.00
HWDP 5" x 50 joints	235,000.00		30,000.00	265,000.00
* Double walled fuel tank c/w pump	75,000.00		1,000.00	76,000.00
EZ-Torque hydraulic system	30,000.00	2,000.00	1,000.00	33,000.00
Rig hydraulic pump, tank and hook up	85,000.00	20,000.00	2,000.00	107,000.00
* Sandblasting & paint	78,000.00		1,000.00	79,000.00
Kelly hose, shock hoses & fire proof hoses	62,000.00		5,000.00	67,000.00
Miscellaneous equipment	100,000.00		5,000.00	105,000.00
* Complete electrical	225,000.00			225,000.00
Rig and mechanic tools	15,000.00			15,000.00
Rig up costs (cranes, trucks)	150,000.00			150,000.00
* Labor	630,000.00			630,000.00

Total	8,975,000.00	** 862,000.00	638,000.00	10,475,000.00

Optional Equipment				Cost plus 15%
a 650 Ton Top Drive				Cost plus 15%
b Rig Matting				Cost plus 15%
c Convert rig to AC power				Cost plus 15%
d Purchase 125 hp boiler and winterize rig				Cost plus 15%

* 35% of total is for materials and 65% is for labor. Materials - $629,300.00; Labor - $1,168,700.00.

** 60% of total is for materials and 40% is for labor. Materials - $517,200.00; Labor - $344,800.00.

Total cost for labor - $2,143,500.00

Contract Drilling. The cost and difficulty of procuring a rig is a common problem for all oil companies operating in Atlantic Canada. With a rig in the area, we could contract to drill on non-competitive lands at a cost effective rate relative to drilling contractors located in Western Canada, the US or international locations. In addition to our own use, we are already aware of at least two potential uses for a rig in Atlantic Canada: (i) drilling stratigraphic test holes for the province of Newfoundland, and (ii) drilling two commercial wells, preferably commencing the summer of 2007, for Petroworth Resources Inc., onshore Prince Edward Island to a depth of approximately 3,500 meters. Elsewhere, demand for rigs of this size is growing, and we have already established a number of leads.

An existing port with direct access to/from the college fabrication facilities enables freighter transport of rigs. Ready transportation access to/from Newfoundland to oil producing regions around the globe could, in combination with the aforementioned labor cost advantages, enable development of an ongoing commercial operation that supports government development initiatives for the region.

Status of Rig Refurbishing Plans. The initial assessment of a rig purchase encouraged further investigation through February and March, 2006. During this time period, the purchase concept has evolved and expanded to one of purchasing old, inactive rig(s) and refurbishing them in Stephenville, Newfoundland, as a stand-alone business because market demand has taken up all available manufacturing capability and is creating excessive queue times for new rigs. Given current market conditions, our best option to secure a rig for our internal 2008 drilling program is to rebuild one. However, an ongoing rig refurbishing business could generate cash flow in 2007 and could be used to collateralize and finance our current and future exploration efforts. A refurbishing business is technically viable because the service life on structural components is on the order of 60 years.

The capital cost estimate to acquire and refurbish an older rig is approximately $10.5 million. To control material and shipping costs, we have contracted with Jim Howdle of Full Circle International Oilfield Products Inc., who has over 25 years experience in refurbishing rigs. The contractor has confirmed the tight market situation, the suitability of Port Harmon for freighter transport and the capability of the industrial trades in the Stephenville, Newfoundland, area to refurbish rigs. Mr. Howdle has also located inactive drilling rigs for potential purchase, including four rigs offered by Sun Machinery Corp. at a price of $1.9 million each.

We are currently pursuing the rig refurbishing business opportunity on several levels as follows:

•	Scouting for suitable rigs and rig components to ship to Newfoundland. Refinement of material lists and cost estimates to procure, ship and refurbish selected rigs.

•	Negotiation with interested oil companies for the pre-purchase of the initial batch of rigs.

•	Establishment of a wholly-owned subsidiary in Newfoundland, to handle the refurbishment business.

•	Securing key personnel under long-term contracts.

•	A site tour to inventory the college facilities and identify any additional equipment that will need to be purchased.

•	Ongoing negotiations with the technical college to better define the training program and the business relationship with the college.

Recent Developments

On November 13, 2006, we executed a Purchase and Sale Agreement with Masters Resources, LLC, and Masters Oil and Gas, LLC, to acquire four properties, consisting of interests in Trinity Bay, Redfish Reef, Fishers Reef, and North Point Bolivar Fields, located in Galveston and Chambers Counties in the Galveston Bay, Texas. Total consideration payable by Tekoil will exceed $50 million and may be as much as $80 million under the terms of the Purchase and Sale Agreement. The Purchase and Sale Agreement required the Company to pay a non-refundable sum of $1 million to Masters Resources and Masters Oil and Gas within five business days of executing the Purchase and Sale Agreement. The agreement further provided for a closing to occur in January 2007, which was subject to a number of conditions, including completion of due diligence and arrangement of financing by the Company. On November 22, 2006, the Company paid the $1 million deposit required by the Purchase and Sale Agreement.

On December 29, 2006, the Company and Masters Resources and Masters Oil and Gas agreed to a First Amendment to Purchase and Sale Agreement (the “First Amendment”), which amended the Purchase and Sale Agreement. The First Amendment extended the date for a closing to February 9, 2007, and set the purchase price for the transaction at $47,500,000 plus 500,000 shares of the Company’s Common Stock and the preservation by Masters Resources and Masters Oil and Gas of a specified overriding royalty interest as detailed in the Amendment. On February 8, 2007, the Company assigned the Purchase and Sale Agreement to its wholly owned subsidiary, Tekoil and Gas Gulf Coast, LLC. On February 14, 2007, a Second Amendment to the Purchase and Sales Agreement extended the closing to March 2, 2007. A Third Amendment dated March 1, 2007, extended the closing until March 16, 2007; and a Fourth Amendment dated March 22, 2007, extended the closing until April 12, 2007.

On December 29, 2006, the Company authorized a leading New York-based financial institution, on a 60-day exclusive basis, to proceed with an accelerated due diligence investigation and to seek internal lender credit approval for a contemplated $50,000,000 multiple advance, senior secured four year credit facility, with initial availability of $25,000,000 in support of the Masters acquisition. The Company also announced that the terms for the credit facility, while based upon existing market conditions and subject to change, were anticipated to include among other terms, conditions and other provisions, the Company’s agreement to issue at Closing warrants to purchase 900,000 shares of Common Stock at a price of $0.50 per share exercisable for 5 years. The authorization required the Company to advance $50,000 against Lender’s expenses and certain other customary terms. The Term Sheet also contemplates that the credit facility will be conditioned upon the Company completing a minimum $20,000,000 equity financing, with standard covenants and conditions, including satisfactory due diligence reviews and regulatory approval, and other conditions, which the potential Lender may deem appropriate.

On November 21, 2006, the Company announced that its application for a geographic expansion of its original 3D seismic survey program around the Port au Port Peninsula and Port au Port Bay in western Newfoundland, had been increased from approximately 240 sq km to approximately 500 sq km and released from further environmental assessment by the Newfoundland and Labrador Department of Environment and Conservation. The Company is in the final stages with the Canada-Newfoundland and Labrador Offshore Petroleum Board to complete its approvals for the offshore component of the program, and it is focused on its Galveston, Texas, acquisition and on establishing its rig fabrication center in Stephenville, Newfoundland, with the anticipation of work beginning as early as the second quarter of 2007.

On January 3, 2007, the Company and Ptarmigan Resources Limited, a company based in Newfoundland & Labrador, Canada, executed a Farmout Agreement with respect to Ptarmigan’s offshore exploration license EL-1069. The License covers approximately 140,000 hectares, or 346,500 acres, of offshore surface area, in the shallow waters of the Gulf of St. Lawrence north of the Port au Port peninsula in western Newfoundland.

Pursuant to the Farmout Agreement, the Company, as the Farmee, has paid $214,000 ($250,000 Canadian) to Ptarmigan, which was used as a drilling deposit to secure a one-year extension of the License from the Canada - Newfoundland and Labrador Offshore Petroleum Board. The Company is required to drill an onshore-to-offshore test well during 2007, which will test an offshore structure and, as the validation well, will extend the lease until January 2011 (Phase 1). The Company will earn a one-third interest (33.3%) in the License for the completion of Phase 1. The Company may then conduct an offshore 3D seismic program by late 2008, to map in more detail four offshore features already identified by Ptarmigan using 2D seismic data, which will earn the Company a further 26.7% of the License, for a total ownership of 60% (Phase 2).

The Farmout Agreement further provides that the Company and Ptarmigan will then drill an offshore exploration well and will share the drilling costs; 60% by the Company and 40% by Ptarmigan. Should the Company carry 100% of the cost of drilling, it will earn an additional 20% interest in the License, for a total of up to 80%, subject to government royalties (Phase 3). The Company estimates the total cost of Phases 1, 2, and 3 to be approximately $6,000,000 in 2007, $10,000,000 in 2008 and $25,000,000 in 2009.

Research and Development Expenses

We do not presently budget or isolate all of our research and development costs. These costs are generally included in overhead, as they are attributed principally to salary and other expenses associated with maintaining personnel who spend varying amounts of time dedicated to both research and development and to ongoing studies on our current projects.

Costs and Effects of Compliance with Environmental Laws

We do not currently budget or isolate all of our compliance costs relating to the environment. These costs are included in our consultant engineer fees.

Employees

As of March 15, 2007, we had six employees, of which five were full time employees. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of our senior management and key technical personnel. Competition for qualified personnel in our industry and geographical location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future.

Risk Factors

An investment in our Common Stock involves a high degree of risk. You should carefully consider the following risk factors and other information contained in or incorporated by reference into this report and any other Company reports and filings before deciding to purchase any shares of our Common Stock.

Tekoil's independent accountants have expressed substantial doubts about Tekoil's ability to continue as a going concern.

The report of Tekoil's independent accountants contains an explanatory paragraph expressing substantial doubts about Tekoil's ability to continue as a going concern due to the fact that Tekoil has incurred losses since inception. There can be no assurance that Tekoil will ever achieve significant revenues or profitable operations.

Tekoil is a development stage company and has no operating history on which to base an evaluation of its current business and future prospects.

Tekoil is a development stage company. As a result, it has no operating history upon which to base an evaluation of its current business and future prospects. We have not generated substantial revenues. Moreover, we do not currently have any contracts in place that will provide any significant revenue. Because of our lack of an operating history, management has limited insight into trends that may emerge and could materially adversely affect our business. Prospective investors should consider the risks and difficulties our Company may encounter, especially given our lack of operating history. These risks include our ability to:

•	successfully execute our business strategy;

•	generate revenues;

•	compete favorably in a highly competitive market;

•	access sufficient capital to support growth; and

•	recruit and retain qualified employees.

We have a history of operating losses and an accumulated deficit and we expect to continue to incur losses for the foreseeable future.

Since inception through December 31, 2006, we have incurred cumulative losses of $5,618,566 and have never generated enough funds through our operations to support our business. We expect to continue to incur substantial operating losses at least through March 31, 2007. Our losses to date have resulted principally from legal and accounting fees in connection with securities filings, engineering and consulting expenses related to the 3D seismic survey in western Newfoundland and salaries and related travel expenses. We expect to become profitable should the Masters acquisition be consummated early in the second quarter of 2007.

We are currently unprofitable and may never become profitable. Since inception, we have funded our business activities primarily from private placements of equity and debt securities and short term loans from Mark S. Western, our President and Chief Executive Officer. As a result of our substantial expenditures and absence of revenues, we have incurred substantial net losses. There can be no assurance that Tekoil will ever achieve profitable operations.

The conversion of share of our Series A Convertible Preferred Stock may adversely affect the market price of the Company’s Common Stock.

As of March 15, 2007, the Company had outstanding 2,692,000 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible at the option of the holder, or automatically upon the occurrence of certain material corporate events, into three shares of Common Stock. The conversion of the Series A Convertible Preferred Stock and the sale in the public market of the shares of Common Stock received upon such conversion will be dilutive to existing stockholders and could adversely affect the market price of the Company’s Common Stock.

Our shareholders may suffer significant dilution as a result of contemplated capital raising activities and the failure to raise substantial additional capital to fund operations could force the Company to delay, reduce or eliminate its products and services.

In order to implement our business plan, we will require at least $60 million in additional capital financing and we will not be able to continue our operations without fresh injection of capital within the next nine months. There can be no assurance that the Company will be able to raise additional capital on terms acceptable to it or at all. Failure to obtain necessary financing could delay or force the Company to scale back or discontinue its products and services, which could have a material negative impact on its results of operations. To the extent Tekoil is able to raise additional funds by issuing equity securities, such issuance will be dilutive to existing stockholders and could adversely affect the market price of our Common Stock.

Exploration of oil and gas is highly speculative and involves a great deal of risk.

Companies engaged in oil and gas exploration are often required to perform expensive geological and/or seismic surveys with respect to their properties. Even if the results of such surveys are favorable, only subsequent drilling at substantial cost can determine whether the commercial development of properties is feasible. Oil and gas drilling is frequently marked by unprofitable efforts, not only from unproductive prospects, but also from productive prospects that do not produce sufficient amounts to return a profit on the investment. There can be no assurance that Tekoil will be able to discover, develop or produce sufficient reserves to recover the expenses incurred in connection with the exploration of its properties and achieve profitability.

We will have to expend significant amounts in connection with our evaluation of potential oil reserves and there can be no assurance that these efforts will result the identification of viable resources.

We expect 3D seismic surveys to cost approximately $20.5 million. We have expended $1.2 million in risk capital for the evaluation of these areas, including the costs for the studies for the projected costs of 3D seismic work and environmental impact studies. However, there can be no assurance that these surveys will successfully identify viable oil reserves or whether these reserves, if identified, can be successfully developed by the Company.

We do not currently own the leases to the Newfoundland properties in which we have an interest in exploring.

Canadian Imperial Venture Corp. was issued a lease for the area in which we are interested, and that lease was due to expire on August 13, 2006. A lease confers to the lessee the exclusive right to develop and produce a petroleum pool in the lease area. A lease has an initial term of 10 years, subject to five (5) year renewals for those areas still in production or necessary for production. On June 28, 2006, Canadian Imperial issued a press release announcing that the Government of Newfoundland and Labrador had extended the onshore lease for an additional year. We are not aware of the conditions placed upon the lease extension by the Government of Newfoundland and Labrador, but Canadian Imperial announced on August 15, 2006, that it had met certain financial commitments for the lease extension, specifically referencing work plans and work deposits submitted to the Department of Natural Resources.

Based upon our discussions with government officials, we believe that the Government of Newfoundland and Labrador is imposing stricter requirements on leaseholders regarding investment in leased areas and progress toward production, as suggested by the speech delivered at the Atlantic Canada Oil and Gas Summit on May 30, 2005, by Premier Danny Williams. However, we do not know whether or not Canadian Imperial will be able to continue to meet government requirements for its lease extension, so there is a substantial risk that we may not receive approval for application for an exploration license. It is possible that Canadian Imperial will meet all government requirements for continued extension of the lease, preventing us from having access to this specific area. In addition, even if Canadian Imperial’s lease were terminated, there is no guarantee that, if we receive approval of our exploration license for the 3D seismic survey, we will automatically be approved as the new holder/owner of the lease. Failure to obtain the licenses and/or leasehold interests discussed above could have a negative impact on our operations.

Our oil and gas activities are subject to various risks which are beyond our control.

Our operations are subject to many risks and hazards incident to exploring and drilling for, producing, transporting, marketing and selling oil and gas. Although we may take precautionary measures, many of these risks and hazards are beyond our control and unavoidable under the circumstances. Many of these risks or hazards could materially and adversely affect our revenues and expenses, the ability of certain of our wells to produce oil and gas in commercial quantities, the rate of production and the economics of the development of, and our investment in the prospects in which we have or will acquire an interest. Any of these risks and hazards could materially and adversely affect our financial condition, results of operations and cash flows. Such risks and hazards include:

•	human error, accidents, labor force and other factors beyond our control that may cause personal injuries or death to persons and destruction or damage to equipment and facilities;

•	blowouts, fires, hurricanes, pollution and equipment failures that may result in damage to or destruction of wells, producing formations, production facilities and equipment;

•	unavailability of materials and equipment;

•	engineering and construction delays;

•	unanticipated transportation costs and delays;

•	unfavorable weather conditions;

•	hazards resulting from unusual or unexpected geological or environmental conditions;

•	environmental regulations and requirements;

•	accidental leakage of toxic or hazardous materials, such as petroleum liquids or drilling fluids, into the environment;

•	changes in laws and regulations, including laws and regulations applicable to oil and gas activities or markets for the oil and gas produced;

•	fluctuations in supply and demand for oil and gas causing variations of the prices we receive for our oil and gas production; and

•	the internal and political decisions of OPEC and oil and natural gas producing nations and their impact upon oil and gas prices.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. As a result of increasing levels of exploration and production in response to strong prices of oil and natural gas, the demand for oilfield services has risen, and the costs of these services are increasing, while the quality of these services may suffer.

We could be adversely affected by fluctuations in oil and gas prices.

Even if our drilling activities achieve commercial quantities of economically attractive reserves and production revenue, our revenue, profitability and future growth will depend substantially on prevailing oil and gas prices. Prices of oil, natural gas and natural gas liquids are subject to wide fluctuations in response to relatively minor changes in circumstances, and there can be no assurance that future prolonged decreases in such prices will not occur. There is no guarantee that price levels, which have recently decreased, will continue to be sustained, and there could be a further sharp drop in market prices from factors such as increased supply, reduced demand, new alternative energy sources, major new exploration successes, political instability, armed conflict or terrorist attacks, whether or not in oil and gas producing regions, labor unrest in oil and gas producing regions, weather conditions and world economic conditions. Any significant decline in oil and gas prices would have a material adverse effect on our liquidity, operations, financial condition and ability to raise additional necessary capital. Lower oil and gas prices may also reduce the amount of oil and gas, if any, that can be produced economically from the Company’s properties.

We could be adversely affected by increased costs of service providers that we utilize.

In accordance with customary industry practice, we rely on independent third-party service providers to provide most of the services necessary to drill new wells, including drilling rigs and related equipment and services, horizontal drilling equipment and services, trucking services, tubulars, fracing and completion services and production equipment. The industry has experienced significant price increases for these services during the last year, and this trend is expected to continue into the future. These cost increases could, in the future, significantly increase our development costs and decrease the return possible from drilling and development activities, and possibly render the development of certain proved undeveloped reserves uneconomical.

We have no experience in the rig building/refurbishment business and are relying on the expertise of third parties.

Since the Company has no experience in the rig building/refurbishment business, we are forced to rely on the expertise of third parties. There can be no guarantee that these third parties will continue to advise the Company with respect to this business and the failure to maintain these relationships could materially impair the Company’s ability to run, maintain and expand this line of business.

We could have difficulty locating candidate rigs for the rig building/refurbishment business or market conditions could change thus rendering our business model unprofitable.

While we have located some candidate rigs and we believe that such rigs will be available for our rig building/refurbishment business, there can be no assurance that we will be able to obtain used rigs on acceptable terms. In addition, market conditions could change, preventing us from acquiring suitable old, inactive rigs, or cheaper alternatives to refurbished rigs could become available thus rendering our product unattractive to potential consumers. The inability to build/refurbish rigs in a cost-effective manner could have a material adverse effect on our operations and a negative impact on the price of our stock.

We anticipate that we will utilize horizontal drilling techniques, which could result in greater mechanical risks and impair our ability to maximize production.

Horizontal drilling will allow us to drill with an onshore rig into offshore bottom-hole locations much less expensively. The rig we plan to use is an onshore 2,000 horsepower triple, which has the ability to drill to a total depth of 20,000 feet with two miles of deviation. Horizontal drilling will also allow us to maximize production efficiency with less wells being drilled. Horizontal drilling activities involve a greater risk of mechanical problems than conventional vertical drilling methods and there can be no assurance that we will achieve expected results from the use of horizontal drilling, or that we will not experience more mechanical problems and other difficulties than we otherwise might experience. If we encounter mechanical risks as a result of our horizontal drilling strategy, this may impair our ability maximize production and could adversely affect our results of operations.

Our insurance policies may not adequately protect us against certain unforeseen risks.

There are currently many known hazards associated with the exploration, discovery and delivery of gas and oil. To protect against possible liability, Tekoil maintains liability insurance with coverage that it believes is consistent with industry practice and appropriate in light of the risks attendant to its business. However, if Tekoil is unable to maintain insurance in the future at acceptable cost or at all, or if its insurance does not fully cover it and a successful claim is made against Tekoil, Tekoil could be exposed to significant liability. Any claim made against Tekoil that is not fully covered by insurance could be costly to defend, result in substantial damage award against Tekoil and divert the attention of management from Tekoil’s operations, all of which could have a material adverse effect on the Company’s financial performance.

Our activities are subject to extensive governmental regulation.

The oil and gas industry is subject to extensive federal, state, provincial and local laws and regulations governing the production, transportation and sale of hydrocarbons as well as the taxation of income resulting there from. Such regulations may be changed from time to time in response to economic or political conditions. From time to time, regulatory agencies have imposed price controls and limitations on production in order to conserve supplies of oil and gas. Numerous federal, state and provincial departments and agencies have their own rules and regulations applicable to the oil and gas industry. In general, these rules and regulations regulate, among other things, the extent to which acreage may be acquired or relinquished, spacing of wells, measures required for preventing waste of oil and gas resources and, in some cases, rates of production. The heavy and increasing regulatory burdens on the oil and gas industry increase the costs of doing business and, consequently, affect profitability.

In addition, the production, handling, storage, transportation and disposal of oil and gas, by-products thereof and other substances and materials produced or used in connection with oil and gas operations are subject to regulation under federal, state, provincial and local laws and regulations primarily relating to protection of human health and the environment. To date, expenditures related to complying with these laws and for remediation of existing environmental contamination have not been significant in relation to the results of our operations. There can be no assurance that the trend of more expansive and stricter environmental legislation and regulations will not continue and that any such expansion will not materially increase our cost of doing business.

We are subject to various environmental risks, and governmental regulation relating to environmental matters.

We are subject to a variety of federal, state, provincial and local governmental laws and regulations related environmental protection, particularly the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials. These laws and regulations govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with exploration, drilling and production activities, the release of emissions into the atmosphere, the discharge and disposition of generated waste materials, the reclamation and abandonment of wells and facility sites and the remediation of contaminated sites. These laws and regulations subject us to increased operating costs, and they may impose substantial liability in the event that we fail to comply with them or for any contamination resulting from operations. Although these laws and regulations have not had a material adverse effect on our business, there can be no assurance that we will not be required to make material expenditures in the future that will adversely affect our financial condition or results of operations. Moreover, we anticipate that such laws and regulations will become increasingly stringent in the future, which could lead to material costs for environmental compliance and remediation by the Company. Any failure by us to obtain required permits for, control the use of, or adequately restrict the discharge of hazardous substances under present or future regulations could subject us to substantial liability or could cause our operations to be suspended. Such liability or suspension of operations could have a material adverse effect on our business, financial condition and results of operations.

We are subject to intense competition.

We operate in a highly competitive market and compete with major and independent oil and gas companies for the acquisition of desirable oil and gas properties, as well as for the equipment and labor required to develop and operate such properties. Many of these competitors have longer operating histories, greater name recognition, substantial track records and financial, technological and technical resources substantially greater than ours. This may allow these competitors to devote greater resources to the development and promotion of their oil and gas exploration and production projects. Many of these competitors offer a wider range of oil and gas opportunities not available to Tekoil and may attract business partners consequently resulting in a decrease of Tekoil’s business opportunities. These competitors may also engage in more extensive research and development, adopt more aggressive strategies and make more attractive offers to existing and potential purchasers, and partners. Furthermore, competitors may develop technology and oil and gas exploration strategies that are equal or superior to Tekoil’s and achieve greater market recognition. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to better address the needs of our target market. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. There can be no assurance that Tekoil will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on Tekoil’s business, results of operations and financial condition.

We currently depend on our Chief Executive Officer and may have difficulty attracting qualified personnel as our business grows.

We are dependent on the experience, abilities and continued services of our current Chief Executive Officer and President, Mark S. Western. Mr. Western has played a significant role in our development and management. The loss or reduction of services of Mr. Western could have a material adverse effect on the Company.

Our future success will also depend in large part upon the continued services and performance of other key personnel. If we lose the services of any member of our senior management team, our overall operations could be materially and adversely affected. In addition, our future success will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing, purchasing and customer service personnel when they are needed. Competition for these individuals is intense. We cannot ensure that we will be able to successfully attract, integrate or retain sufficiently qualified personnel when the need arises. Any failure to attract and retain the necessary technical, managerial, marketing, purchasing and customer service personnel could have a negative effect on our financial condition and results of operations.

Our stock trades in a limited public market and is subject to price volatility.

Our Common Stock is traded on the “Pink Sheets.” Stocks that trade on Pink Sheets tend to be less liquid and trade with larger spreads between the bid and ask price than stocks on larger exchanges or automated quotation systems. Information with respect to Pink Sheets quotations reflects inter-dealer prices without retail markup, markdown or commission and may not represent actual transactions, and quotations on the Pink Sheets are sporadic. This means that shares of our Common Stock are less liquid than shares of companies traded on larger exchanges or automated quotation systems and, as a result, holders of our Common Stock may have some difficulty selling their shares in the open market. The trading price of the Common Stock is volatile and could be subject to significant fluctuations in response to variations in quarterly operating results or even mild expressions of interest on a given day.

Certain restricted shares of the Company will be eligible for sale in the future which could affect the prevailing market price of our Common Stock.

Certain of the outstanding shares of our Common Stock are “restricted securities” under Rule 144 of the Securities Act, and (except for shares purchased by “affiliates” of the Company’s as such term is defined in Rule 144) would be eligible for sale as the applicable holding periods expire. In the future, these shares may be sold only pursuant to a registration statement under the Securities Act or an applicable exemption, including pursuant to Rule 144. Under Rule 144, a person who has owned Common Stock for at least one year may, under certain circumstances, sell within any three-month period a number of shares of Common Stock that does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. A person who is not deemed to have been an affiliate of the Company at any time during the three months preceding a sale, and who has beneficially owned the restricted securities for the last two years is entitled to sell all such shares without regard to the volume limitations, current public information requirements, manner of sale provisions and notice requirements. Sale or the expectation of sales of a substantial number of shares of Common Stock in the public market by selling shareholders could adversely affect the prevailing market price of the Common Stock, possibly having a depressive effect on any trading market for the Common Stock, and may impair our ability to raise capital at that time through additional sale of our equity securities.

We do not expect to declare or pay any dividends in the foreseeable future.

We have not declared or paid any dividends on our Common Stock. We currently intend to retain future earnings to fund the development and growth of our businesses, to repay indebtedness and for general corporate purposes and, therefore, we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. If the Company does not pay dividends, its stock may be less valuable because a return on your investment will only occur if the stock price appreciates.

Our Common Stock may be subject to secondary trading restrictions related to penny stocks.

Our stock is subject to what are known as the "penny stock" rules. The "penny stock" rules place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, the ability or willingness of broker-dealers to sell or make a market in our Common Stock could be impacted and your ability to resell your shares, and the price at which you could sell your shares, could be adversely affected.

Our directors and executive officers own a substantial amount of Common Stock, which permits them to exercise significant control over material corporate decisions.

Mark S. Western beneficially owns approximately 32.40% of the combined voting securities of the Company. Together with Mr. Western, the executive officers and directors of the Company control approximately 53.27% of the combined voting securities of the Company. As a result, Mr. Western and the other directors and executive officers are able to control the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation and bylaws and the approval of mergers and other significant corporate transactions. This concentrated ownership makes it unlikely that any other holder or group of holders of the Company’s voting securities will be able to affect the way the Company is managed or the direction of our business. These factors may also precipitate, delay or prevent a change in management.

We cannot be certain that previous equity offerings by the Company were in compliance with securities laws and regulations.

Prior to the Acquisition Agreement pursuant to which our current controlling shareholders took control of the Company, the Company engaged in capital raising efforts through the issuance of common stock. Such restricted securities were purportedly issued pursuant to valid exemptions from U.S. and state securities laws, and the previous controlling shareholder of the Company made representations in the Acquisition Agreement that all shares of common stock theretofore issued by the Company were issued in compliance with all federal and state securities laws and all other applicable laws. In the event that such representations were incorrect, and the Company issued securities in violation of federal or sate securities laws, then the Company could be subject to criminal and civil penalties, which could materially adversely affect its operations, its ability to raise additional capital and its stock price.

Item 2.  Description of Property.

We lease an office at 25050 I-45 North, Suite 525, The Woodlands, Texas 77380, at the current rental rate of approximately $200 per month. The office is leased on a month-to-month basis. Currently, the facility is adequate for our operations, but management expects that additional facilities will be needed in the future.

In September 2006, we acquired the 6,000 square foot premises located at 25 Mountbatten Drive, St. John’s, Newfoundland A1A 3Y1, which has been serving as the Company’s Canadian headquarters since April 2006. The purchase price was approximately $360,000 and there is a mortgage on the property in the amount of approximately $264,000. In the opinion of management, this property is adequately covered by insurance. We are presently using the entire premises for our Canadian operations and do not lease any portion of the premises to third parties.

Oil and Gas Leases

Apart from the Farmin Agreement in Ptarmigan Resources’ Block EL-1069, offshore western Newfoundland, and the terms (outlined on page 31) thereof, we do not currently own or control any percentage of the other leases to the Newfoundland properties that we have an interest in exploring, nor are we certain of the terms of such leases. Canadian Imperial Venture Corp. was issued a lease for the area in which we are interested, and that lease was due to expire on August 13, 2006. On June 28, 2006, Canadian Imperial issued a press release announcing that the Government of Newfoundland and Labrador had extended the onshore lease for an additional year. We are not aware of the conditions placed upon the lease extension by the Government of Newfoundland and Labrador, but Canadian Imperial announced on August 15, 2006, that it had met certain financial conditions for the lease extension, specifically referencing work plans and work deposits submitted to the Department of Natural Resources.

Based upon our discussions with government officials, we believe that the Government of Newfoundland and Labrador is imposing stricter requirements on leaseholders regarding investment in leased areas and progress toward production, as suggested by the speech delivered at the Atlantic Canada Oil and Gas Summit on May 30, 2005, by Premier Danny Williams. However, we do not know whether or not Canadian Imperial will be able to continue to meet government requirements for its lease extension, so there is a substantial risk that we may not receive approval for application for an exploration license. It is possible that Canadian Imperial will meet all government requirements for continued extension of the lease, preventing us from having access to this specific area. In addition, even if Canadian Imperial’s lease were terminated, there is no guarantee that if we receive approval of our exploration license for the 3D seismic survey we will automatically be approved as the new holder/owner of the lease

Other

We own or lease various computer equipment, telecommunications equipment, furniture and office machinery at our office locations.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2006.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company’s Common Stock has been quoted on the Pink Sheets since May 7, 2004, initially under the symbol, PXCN. The Company’s trading symbol was changed to TKGC on July 29, 2005 and to TKGN on October 14, 2005.

The following sets forth the range of the closing bid prices for the Company's Common Stock for the period starting May 7, 2004 through March 15, 2007. The quotations below, provided by Pink Sheets, LLC, reflect inter-dealer prices without retail markup, mark down or commission, and may not represent actual transactions. The quotations prior to October 14, 2005, have not been adjusted for the 100-to-1 reverse stock split that occurred on that date.

	2004
	High	Low
4th Quarter	0.035	0.001

	2005
	High	Low
1st Quarter	0.064	0.018
2nd Quarter	0.05	0.001
3rd Quarter	0.0095	0.003
October 3 through October 13	0.008	0.005

DATE OF 100-to-1 REVERSE SPLIT - OCTOBER 14, 2005

October 14 through December 30	0.64	0.01

	2006
	High	Low
1st Quarter	0.45	0.25
2nd Quarter	0.75	0.20
3rd Quarter	0.50	0.25
4th Quarter	1.25	0.40

	2007
	High	Low
January 1 through
March 15, 2007	1.10	0.55

As of March 15, 2007, the Company had approximately 53 shareholders of record of its Common Stock.

The Company has not previously paid cash dividends on its Common Stock. The payment of cash dividends from current earnings is not prohibited by any agreements to which the Company is a party, but is subject to the discretion of the Board of Directors and will be dependent upon many factors, including the Company’s earnings, its capital needs and its general financial condition. The Company currently does not intend to pursue a policy of payment of dividends, but rather to utilize any excess proceeds to finance the development and expansion of its business.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Critical Accounting Policies

Our discussion and analysis of our financial condition and plan of operation are based upon the Company’s financial statements, which have been prepared with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical expenses and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Stock-Based Compensation. The Company issues shares of its common and preferred stock to employees and non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the consideration issued.

Intangible Assets. The valuation of intangible assets will be determined by management after considering a number of factors. On an annual basis, the Company will test for impairment. If the carrying value of the intangible assets exceeds the present value of estimated future cash flows, the intangible assets would be adjusted to their fair value and an impairment loss would be charged to operations in the period identified. Should the impairment loss be significant, the charge to operations could have a material effect on the Company’s results of operations and financial condition.

Plan of Operation

Forecasted Activities December 2006 to December 2007

We have identified the following objectives for the 12-month period ending December 31, 2007:

•	Drill an onshore-to-offshore well in Block EL-1069, to a bottom-hole location which has the potential to produce commercial hydrocarbons.

•
Lease the mineral rights over the prospective acreage at reasonable terms for the Company. The area in which we are interested consists of the Garden Hill area encompassing 270 square kilometers located onshore and offshore, and the Shoal Point area encompassing 400 square kilometers located offshore in Port au Port Bay. Both areas are in Newfoundland, Canada.

•	Obtain the exploration license required to conduct an intense 3D seismic survey over the area’s onshore and offshore prospects.

•	Further establish our general presence and enhance our company profile in Newfoundland.

•	Establish an apprenticeship training program for the rig refurbishment business with the provincial technical college.

•	Secure and purchase two used drilling rigs for refurbishment.

Three instruments govern onshore petroleum activities in Newfoundland:

•
An exploration permit, issued as a result of a Request for Bids, confers the exclusive right to drill and test for petroleum on designated lands. It is valid for a primary term of five (5) years and can be extended for a further secondary term of two (2) years if certain conditions are met.

•
An exploration license does not confer any petroleum rights, but confers the non-exclusive right to conduct an exploration survey (e.g., seismic program) described in the license. An exploration license is valid for 180 days. We have applied for an exploration license with respect to our 3D seismic survey.

•
A lease, issued as a result of a discovery on an exploration permit, confers to the lessee the exclusive right to develop and produce a petroleum pool in the lease area. A lease has an initial term of 10 years, subject to five (5) year renewals for those areas still in production or necessary for production.

Offshore petroleum activities are subject to three different documents:

•
An exploration license, issued as a result of a Request for Bids, confers the right to explore for, and the exclusive right to drill and test for petroleum on designated lands, as well as the exclusive right to develop those portions of the offshore area in order to produce petroleum and the exclusive right, subject to compliance with other requirements, to obtain a production license. An exploration license is valid for a primary term of nine (9) years, consisting of two consecutive periods of five (5) years and four (4) years, with certain milestones that must be completed in the first five years for the license holder to continue to have rights in the latter four years. At the end of nine years, all rights to an area terminate unless the area becomes subject to a significant discovery license or a production license.

•
A significant discovery license may be granted with respect to an area as a result of an application for a declaration of significant discovery. It grants the same rights as an exploration license, and effectively extends rights to an area for so long as the relevant declaration of significant discovery is in force, or until a production license is issued for the relevant lands. The government retains significant authority over drilling orders and development orders.

•
A production license is issued where a commercial discovery is declared, which is a discovery of petroleum that has been demonstrated to contain reserves that justify the investment of capital and effort to bring the discovery to production. A production license confers the following: the right to explore for, and the exclusive right to drill and test for, petroleum; the exclusive right to develop those portions of the offshore area in order to produce petroleum; the exclusive right to produce petroleum from those portions of the offshore area; and title to the petroleum so produced. A production license is effective from the date it is issued for a term of twenty-five (25) years or for such period thereafter during which commercial production continues. The government retains significant authority over drilling orders and development orders.

Canadian Imperial Venture Corp. was issued a lease for the onshore area in which we are interested, and that lease was due to expire on August 13, 2006. On June 28, 2006, Canadian Imperial issued a press release announcing that the Government of Newfoundland and Labrador had extended the onshore lease for an additional year. We are not aware of the conditions placed upon the lease extension by the Government of Newfoundland and Labrador, but Canadian Imperial announced on August 15, 2006, that it had met certain financial commitments for the lease extension, specifically referencing work plans and work deposits submitted to the Department of Natural Resources. Based upon our discussions with government officials, we believe that the Government of Newfoundland and Labrador is imposing stricter requirements on leaseholders regarding investment in leased areas and progress toward production, as suggested by the speech delivered at the Atlantic Canada Oil and Gas Summit on May 30, 2005, by Premier Danny Williams. In the event that Canadian Imperial’s lease is terminated, re-bidding for the lease would likely then commence. Similarly, licenses covering the offshore prospective acreage expired on January 15, 2007, and re-bidding could commence as early as the fall of 2007.

We are currently in the process of confirming the environmental approval amendment procedures for the applications submitted to date to expand and include prospective offshore acreage surrounding the Port au Port peninsula. We have made significant progress towards obtaining environmental approvals for an exploration license to conduct the 3D seismic survey over the onshore prospects. On May 2, 2006, the Department of Environment and Conservation issued a letter regarding our Port au Port Peninsula 3D seismic survey, along with a summary of comments received from various reviewing agencies during the review period. The letter released our proposed 3D seismic survey from further environmental assessment by the Department, subject to the approval of an Environmental Protection Plan prior to the commencement of the survey. On November 21, 2006, the Company announced that its application for expansion of its original 3D seismic program had been increased from approximately 240 sq km to approximately 500 sq km and released from further environment assessment by the Newfoundland and Labrador Department of Environmental Conservation. The Company is in the final stages with the Canada-Newfoundland and Labrador Offshore Petroleum Board to complete its approvals for the offshore component of the program.

To further cement our presence in Newfoundland, we have recently established a wholly-owned Canadian subsidiary, Tekoil Rig Development Corporation, opened our Canadian headquarters in St. John’s and appointed Donna Parsons as Vice-President, Corporate Relations. We are talking to a number of companies and institutions concerning the long term financing for the Company’s operations, and we will continue to do so. We are engaged in ongoing discussions with the provincial technical college to create training programs for the rig refurbishment business.

Mr. Howdle, our contracted rig refurbishment expert, continues to monitor the availability of used, inactive rigs, and he is confident that once we have secured funding for this program, he will be able to act expeditiously to obtain such a rig.

On November 13, 2006, the Company executed a Purchase and Sale Agreement with Masters Resources, LLC, and Masters Oil and Gas, LLC, to acquire four properties, consisting of interests in Trinity Bay, Redfish Reef, Fishers Reef and North Point Bolivar Fields, located in Galveston and Chambers Counties in the Galveston Bay, Texas. The Company is in its final due diligence for completing the acquisition, with the closing extended to April 12, 2007.

In January 2007, the Company executed a Farmout Agreement with Ptarmigan Resources Limited with respect to Ptarmigan’s offshore exploration license EL-1069. The license covers approximately 140,000 hectares, or 346,500 acres of offshore surface area, in the shallow waters of the Gulf of St. Lawrence north of the Port au Port peninsula in western Newfoundland. The Company is required to drill an onshore-to-offshore test well during 2007, which will test an offshore structure and, as the validation well, will extend the lease until January 2011.

Liquidity and Capital Resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception through December 31, 2006, we have expended approximately $4.1 million for operating and investing activities, which has been funded by investments of approximately $4.0 million from our shareholders and $0.5 million from borrowings.

Our cash balance as of December 31, 2006, was $294,071, which increased from $167,524 as of December 31, 2005. The increase to our cash balance was attributable to approximately $2.3 million raised by the Company through private placements of Series A Convertible Preferred Stock in 2006, $1.0 million through a private placement of Common Stock and $0.3 million in borrowings offset by increased operating expenses during the year ended December 31, 2006. Subsequent to December 31, 2006, the Company raised an additional $397,000 through private placements. Management believes the Company needs to raise additional funds to meet its current operations for the next twelve months.

The Company is in its final due diligence of completing its acquisition of Masters Resources, LLC and Masters Oil and Gas, LLC. Total consideration to be paid by Tekoil at closing has been agreed at $47.5 million. The Company authorized a leading New York-based financial institution to proceed with an accelerated due diligence investigation and to seek internal credit approval for a contemplated $50,000,000 multiple advance, senior secured four year credit facility, with limited availability of $25,000,000 in support of the Masters acquisition. The term sheet contemplates that the credit facility will be conditioned upon the Company completing a minimum $20,000,000 equity financing, with standard covenants and conditions including satisfactory due diligence reviews and regulatory approval, and other conditions, which the potential lender may deem appropriate.

In January 2007, the Company executed a Farmout Agreement with Ptarmigan Resources Limited with respect to Ptarmigan’s offshore exploration license EL-1069. The Company paid Ptarmigan $214,000 USD ($250,000 Canadian), which was used as a drilling deposit to secure a one-year extension of the License from the Canada - Newfoundland and Labrador Offshore Petroleum Board. The Company is also required to drill an onshore-to-offshore test well during 2007, which will test an offshore structure and, as the validation well, will extend the lease until January 2011 (Phase 1). The Company will earn a one-third interest (33.3%) in the License for the completion of Phase 1. The Company may then conduct an offshore 3D seismic program by late 2008, to map in more detail four offshore features already identified by Ptarmigan using 2D seismic data, which will earn the Company a further 26.7% of the License, for a total ownership of 60% (Phase 2).

The Farmout Agreement further provides that the Company and Ptarmigan will then drill an offshore exploration well and will share the drilling costs; 60% by the Company and 40% by Ptarmigan. Should the Company carry 100% of the cost of drilling, it will earn an additional 20% interest in the License, for a total of up to 80%, subject to government royalties (Phase 3). The Company estimates the total cost of Phases 1, 2, and 3 to be approximately $6,000,000 in 2007, $10,000,000 in 2008 and $25,000,000 in 2009.

We will need to raise additional capital of approximately $35 million to proceed with the 3D seismic program and the drilling of two wells. We will also need to raise an additional $25 million to proceed with our drilling rig refurbishment program. To date, the Company has generated no revenues. We are currently in negotiations with various investors, primarily for debt financing, but there can be no assurance that such funds will be available to us or that adequate funds from debt or equity financing will be available when needed or on terms satisfactory to us. We will continue to sell shares of our Series A Preferred Stock or Common Stock from time to time. Our failure to obtain adequate additional financing may require us to delay or curtail some or all of our business efforts. Additional equity financing may involve substantial dilution to our existing shareholders.

During the past three years, we have sold unregistered shares of our Series A Convertible Preferred Stock at the offering price of $1.00 per share and we continue to offer and sell unregistered shares of our Series A Preferred Stock, from time to time, at such price.

On December 15, 2005, we issued an unsecured promissory note, bearing interest at the rate of prime plus one percent (1%) per annum (8.25% at December 31, 2005) to Wiener, Goodman & Company, P.C. Profit Sharing Plan FBO Gerald Goodman (the Company's chief financial officer, treasurer and director) in the principal amount of $50,000, with principal and interest due at maturity on June 15, 2006. The maturity date has since been extended until June 30, 2007. At any time prior to maturity, the lender may, at its option, convert the promissory note into 50,000 shares of Series A Preferred Stock. There is no other formal arrangement to advance or loan funds to the Company or repay any such advances or loans.

On September 15, 2006, the Company entered into a mortgage agreement with CIBC Mortgages Inc. The Company borrowed $264,373 to purchase a building in St. John's, Newfoundland. The mortgage bears interest equal to the CIBC Prime Rate plus 0.667% (6.667% at December 31, 2006). The mortgage matures on September 15, 2011. The mortgage is collateralized by the building in Newfoundland and a personal guarantee by the Company's Chief Financial Officer.

Item 7. Financial Statements

See the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements for the information required by this Item.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-2

Consolidated Statements of Operations for the year ended December 31, 2006 and 2005 and for the period November 29, 2004 (Date of Formation) through
December 31, 2006	F-3

Consolidated Statements of Stockholders’ Equity (Deficiency) for the period
November 29, 2004 (Date of Formation) through December 31, 2006	F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2006 and 2005 and for the period November 29, 2004 (Date of Formation) through
December 31, 2006	F-5

Notes to Consolidated Financial Statements	F-6 - F-17

MADSEN & ASSOCIATES, CPA’s Inc.	684 East Vine St, Suite 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801 268-2632
Fax 801-262-3978

Board of Directors
Tekoil & Gas Corporation and Subsidiaries
Orlando, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Tekoil & Gas Corporation and Subsidiaries (an exploration stage company) at December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005 the period November 29, 2004 (date of formation) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tekoil & Gas Corporation and Subsidiaries at December 31, 2006 and 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005 and the period November 29, 2004 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah
March 16, 2007	/s/ Madsen & Associates, CPA’s Inc.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(An Exploration Stage Company)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash	$294,021	$167,524
Prepaid expenses	53,475	$-
Total Current Assets	347,496	167,524

Property and Equipment - net	458,871	7,411
Other assets	1,004,394	10,000

TOTAL ASSETS	$1,810,761	$184,935

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$362,147	$23,520
Note payable - related party	50,000	50,000
Current portion of long-term debt	4,261	-
Total Current Liabilities	416,408	73,520

Long-term debt	255,032	-
Total Liabilities	671,440	73,520

Commitments and Contingencies:

Stockholders' Equity:

Preferred Stock, $.00000001 par value, authorized
20,000,000 shares

Series A Convertible Preferred Stock, 2,985,000 and
667,000 shares issued and outstanding at
December 31, 2006 and 2005, respectively	-	-

Common stock,par value $.000001 per share
authorized 200,000,000 shares;
21,624,175 and 7,092,354 shares issued and outstanding
at December 31, 2006 and 2005, respectively	22	17

Additional paid-in capital	6,758,637	2,763,438

Cummulative other comprehensive expense	(772)	-

Deficit accumulated during the
development stage	(5,618,566)	(2,652,040)

Total Stockholders' Equity	1,139,321	111,415

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,810,761	$184,935

See notes to consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(An Exploration Stage Company)

			Period
			November 29, 2004
	Year Ended	Year Ended	(Date of formation)
	December 31,	December 31,	through
	2006	2005	December 31, 2006

Revenues	$-	$-	$-

Cost and expenses:
General and administrative expenses	2,526,296	672,574	3,209,736
Compensatory element of common
stock issurance	420,750	1,950,000	2,375,850
	(2,947,046)	(2,622,574)	(5,585,586)

Loss from operations	(2,947,046)	(2,622,574)	(5,585,586)
Loss on investment	(10,000)	-	(10,000)
Interest expense	(9,480)	(13,500)	(22,980)

Loss before provision for income taxes	(2,966,526)	(2,636,074)	(5,618,566)

Provision for income taxes	-	-	-

Net loss	$(2,966,526)	$(2,636,074)	$(5,618,566)

Loss per share - basic and diluted	$(0.16)	$(0.28)

Weighted average number of common shares
outstanding - basic and diluted	18,276,098	9,433,126

See notes to consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(AN EXPLORATION STAGE COMPANY)

			Common Stock		Series A Preferred Stock		Additional Paid	Cummulative Other	Deficit Accumulated During
	Total	Comprehensive (Loss)	No of shares	Amount	No of shares	Amount	In Capital	Comprehensive Expense	Development Stage

Balance, November 29, 2004	$(30,611)		772,200	$-	-	$-	$(30,611)	$-	$-

Issuance of common stock for services
(valued at $.001 per share)	5,100		5,997,044	7	-	-	5,093	-	-

Sale of common stock	11,000		323,110	-	-	-	11,000	-	-

Net loss	(15,966)				-	-		-	(15,966)

Balance, December 31, 2004	(30,477)		7,092,354	7	-	-	(14,518)	-	(15,966)

Sale of common stock	38,090		412,776	-			38,090	-

Sale of preferred stock	655,000		-	-	655,000	-	655,000	-	-

Issuance of preferred stock for debt	27,876		-	-	5,000	-	27,876	-	-

Issuance of preferred stock for services (valued at $1.00 per share)	7,000		-	-	7,000	-	7,000	-	-

Issuance of common stock for debt	100,000		216,875	-	-	-	100,000	-	-

Compensatory element of common stock issuance (valued at $.20 per share)	1,950,000		9,750,000	10	-	-	1,949,990	-	-

Net loss	(2,636,074)		-	-	-	-	-	-	(2,636,074)

Balance, December 31, 2005	111,415		17,472,005	17	667,000	-	2,763,438	-	(2,652,040)

Sale of common stock	1,050,000		2,205,000	3			1,049,997	-

Sale of preferred stock	2,268,000		-	-	2,268,000	-	2,268,000	-	-

Issuance of preferred stock for services (valued at $1.00 per share)	50,000		-	-	50,000	-	50,000	-	-

Issuance of common stock for services	627,204		1,947,170	2	-	-	627,202	-	-

Net loss	(2,966,526)	$(2,966,526)	-	-	-	-	-	-	(2,966,526)

Currency translation adjustment - net of taxes	(772)	(772)	-	-	-	-	-	(772)	-
Comprehensive (loss)		$(2,967,298)

Balance, December 31, 2006	$1,139,321		21,624,175	$22	2,985,000	$-	$6,758,637	$(772)	$(5,618,566)

See notes to consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(A Exploration Stage Company)

			Period
			November 29, 2004
	Year Ended	Year Ended	(Date of formation)
	December 31,	December 31,	through
	2006	2005	December 31, 2006
Cash flows from operating activities:
Net loss	$(2,966,526)	$(2,636,074)	$(5,618,566)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	24,086	823	24,909
Non cash fair value of stock	677,204	1,957,000	2,639,304
Bad debt		-	30,611
Changes in operating assets
and liabilities:	-	-	-
Increase in current assets	(53,475)		(53,475)
Increase (decrease) in other assets	5,606	(10,000)	(4,394)
Increase in accrued expenses and accounts payable	338,627	23,520	362,147
Net Cash Used in Operating Activities	(1,974,478)	(664,731)	(2,619,464)

Cash flows from investing activities:
Purchase of property, plant and
equipment	(475,546)	(8,234)	(483,780)
Payment on investment	(1,000,000)	-	(1,000,000)
Advance to affiliate	-	-	(30,611)

Net Cash Flows Used in Investing Activities	(1,475,546)	(8,234)	(1,514,391)

Cash flows from financing activities:
Proceeds from issuance of common
stock	1,050,000	38,090	1,099,090
Proceeds from borrowings	260,318	100,000	360,318
Proceeds from issuance of preferred
stock	2,268,000	655,000	2,923,000
Repayment of debt	(1,025)	(2,735)	(3,760)
Proceeds from related party	-	50,000	50,000
Net Cash Flows Provided by Financing Activities	3,577,293	840,355	4,428,648
Effect of exchange rate changes on cash	(772)	-	(772)

Net Increase in cash	1,126,497	167,390	294,021

Cash - beginning of period	167,524	134	-

Cash - end of period	$1,294,021	$167,524	$294,021

Supplementary information:
Cash paid during the year for:
Interest	$5,517	$13,500	$19,017
Income taxes	$-	$-	$-

Non-cash financings activities:
Issuance of preferred stock for services	$50,000	$7,000	$57,000
Issuance of preferred stock for debt	$-	$27,876	$27,876
Issuance of common stock for services	$627,204	$1,950,000	$2,577,204
Issuance of common stock for debt	$-	$100,000	$127,876

See notes to consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(AN EXPLORATION STAGE COMPANY)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Tekoil & Gas Corporation (the "Company" or "Tekoil") was incorporated in Delaware. The Company is focused on the acquisition, stimulation, rehabilitation and asset improvement of small to medium sized manageable oil and gas fields throughout North America.

The Company currently operates its business directly, and not through its Tekoil & Gas Corporation Florida subsidiary, which continues to exist but has no assets or operations. For the purpose of pursuing its business strategy in the Province of Newfoundland, Canada, on March 29, 2006, the Company formed Tekoil Rig Development Corporation, a wholly-owned Newfoundland Corporation, and on April 19, 2006, the Company qualified to do business in Newfoundland.

The Company is considered an exploration stage enterprise as defined in Financial Accounting Standards Board ("FASB") Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". The Company has no revenue to date and there is no assurance the exploration, geological, typographical and geophysical studies by the Company will determine whether a well has proven reserves or that the Company will achieve a profitable level of operations.

Basis of Presentation

On June 27, 2005, Pexcon, Inc. ("Pexcon") entered into a share exchange agreement with Tekoil. In connection with the share exchange, Pexcon acquired the assets and assumed the liabilities of Tekoil. For accounting purposes, the share exchange agreement has been treated as a recapitalization of Tekoil (subsidiary) as the acquirer. The financial statements prior to June 27, 2005 are those of Tekoil and reflect the assets and liabilities of Tekoil at historical carrying amounts.

As provided for in the share acquisition agreement, the stockholders of Tekoil received 6,949,800 of Pexcon common stock, representing 90% of the outstanding stock after the acquisition, in exchange for the outstanding shares of Tekoil common stock they held, which was accounted for as a recapitalization. Immediately following the share acquisition exchange, Pexcon had a total of 7,722,000 common shares issued and outstanding. The financial statements show a retroactive restatement of Tekoil’s historical stockholders’ equity to reflect the equivalent number of shares of common stock issued in the acquisition.

In addition, the resignation of the former officers and directors of Pexcon took effect upon the close of the share acquisition exchange. The Tekoil Board of Directors became the Board of Directors of Pexcon and Mark Western became President and Chief Executive Officer.

Going Concern

The Company’s financial statements have been prepared on the basis that the Company is a going concern. Subsequent to the balance sheet date, the Company has raised funds to continue its exploration stage. No adjustments to the financial statements have been made.

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

Earnings Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted loss per common share is computed by dividing net loss by the weighed average number of common shares and potential common shares during the specified period. All potentially dilutive securities, which include preferred stock convertible into 8,995,000 and 2,001,000 common shares at December 31, 2006 and December 31, 2005, respectively, have been excluded from the computation, as their effect is antidilutive.

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

Stock Based Compensation

The Company issues shares of common stock and preferred stock to employees and non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the consideration issued. For the year ended December 31, 2005, the Company issued 9,750,000 shares of its common stock and recorded compensation expense of $1,950,000 in connection with the issuance of these shares, all of which were to related parties. The Company also issued 7,000 shares of its preferred stock and recorded compensation expense of $7,000 in connection with the issuance of these shares.

For the year ended December 31, 2006, the Company issued 1,947,170 shares of its common stock and recorded consulting expense of $627,204 in connection with the issuance of these shares of which 1,275,000 shares ($420,750) were to related parties. The Company also issued 50,000 shares of its preferred stock and recorded consulting expense of $50,000 in connection with the issuance of these shares.

For the period November 29, 2004 (Date of Formation of the subsidiary) through December 31, 2006, the Company issued 11,697,170 shares of its common stock and recorded compensation expense of $2,636,204 in connection with the issuance of these shares.

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

Fair Value of Financial Instruments

For financial instruments including cash and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

New Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SAFS 158 requires employers to recognize their defined benefit plans’ overfunded or underfunded status in their balance sheets, requires employers to measure plan assets and plan obligations as of the balance sheet date, immediately recognize any remaining transition obligation currently being deferred, and recognize actuarial gains and losses through other comprehensive income. The statement is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 did not have a material impact on the Company’s consolidated balance sheet and statement of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We adopted SAB No. 108 in the fourth quarter of 2006 and adoption of SAB No. 108 did not impact our consolidated financial results.

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of “more likely than not”. The FASB also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006. While the Company’s analysis of the impact of this Interpretation is not yet complete, the Company does not anticipate it will have a material impact on the consolidated financial statements.

In December 2004, FASB issued SFAS No. 123(R), "Share-Based Payment", that requires compensation costs related to stock-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for the stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) did not have a material effect on the consolidated balance sheet as of December 31, 2006 or the consolidated statement of cash flows for the year ended December 31, 2006.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

2.	OTHER ASSETS

	December 31,
	2006	2005
Deposit on investment	$1,000,000	$-
Deposits - other	4,396	10,000
	$1,004,396	$10,000

a)
On November 13, 2006, the Company executed a Purchase and Sales Agreement with Masters Resources, LLC, and Masters Oil and Gas, LLC, to acquire four properties, consisting of interests in Trinity Bay, Redfish Reef, Fishers Reef and North Point Bolivar Fields, located in Galveston and Chambers Counties in the Galveston Bay, Texas. Total consideration payable by the Company will exceed $50 million and may be as much as $80 million under the terms of the Purchase and Sale Agreement. The Purchase and Sale Agreement provides that the Company must pay a non-refundable sum of $1 million to Masters Resources and Masters Oil and Gas. The agreement further provides for a closing to occur, as amended, in March 2007, which is subject to a number of conditions, including completion of due diligence and arrangement of financing by the Company. On November 27, 2006, the Company paid the $1 million deposit required by the Purchase and Sale Agreement.

b)
Tekoil and Gas Corporation had an exclusive option on the acquisition for a mining concession with Calcita Dominicana, a Dominican Republic based company from the date of signing through September 30, 2006. An additional deposit of $90,000 per the agreement was due December 1, 2005.

In June 2006, the Company terminated its agreement with Calcita Dominicana and wrote off its investment of $10,000, which is included in the Company’s consolidated statement of operations for the nine months ended September 30, 2006.

c)
In May 2006, the Company forwarded $4,462 to a real estate agency as a deposit on property in St. John’s, Newfoundland. The transaction was not consummated and the deposit is due from the real estate agency.

3.	PROPERTY AND EQUIPMENT

	December 31,
	2006	2005
Equipment	$21,229	$8,234
Building	352,522	-
Furniture and fixtures	69,233	-
Transportation equipment	35,286	-
Leasehold improvements	5,510	-
	483,780	8,234
Less: Accumulated Depreciation	24,909	823
	$458,871	$7,411

Depreciation expense for the year ended December 31, 2006 and 2005 and the period November 29, 2004 (Date of Formation) through December 31, 2006, amounted to $24,086, $823 and $24,909, respectively.

4.	NOTE PAYABLE - RELATED PARTY

On December 15, 2005 the Company issued an unsecured promissory note at prime plus 1% (8.25% at December 31, 2006) to a related party in the amount of $50,000, with principal and interest due at maturity on June 15, 2006, this note was extended to June 30, 2007. At the option of the lender, any time prior to maturity the lender can convert the loan into 50,000 shares of Tekoil and Gas Corporation convertible preferred stock.

After the principal of this Note becomes due, interest shall be payable on demand and shall accrue at a rate of 12% per annum. As additional consideration for the loan, Tekoil issued to the lender 25,000 shares of the Company’s common stock, valued at $8,250 the fair value of the time of issuance. Interest expense for the years ended December 31, 2006 and 2005 and for the period November 27, 2004 (Date of Formation of the subsidiary) through December 31, 2006 amounted to $3,963, $-0- and $3,963, respectively, and was accrued as at December 31, 2006.

5.	LONG-TERM DEBT

On September 15, 2006, the Company entered into a mortgage agreement with CIBC Mortgages Inc. The Company borrowed $260,318 to purchase a building in St. John’s, Newfoundland. The mortgage bears interest equal to the CIBC Prime Rate plus 0.667% (6.667% at December 31, 2006). The mortgage matures September 15, 2011. The mortgage is collateralized by the building in Newfoundland and a personal guarantee by the Company’s chief financial officer. The current portion of the mortgage payable of $4,261 is included in current liabilities on the Company’s consolidated balance sheet as of December 31, 2006.

The payments now required under the long-term obligations listed above during the years following January 1, 2006 are set below:

2007	$4,261
2008	4,553
2009	4,867
2010	5,201
Thereafter	240,411
$259,293

6.	INCOME TAXES

At December 31, 2006, the Company has a net operating loss carry-forward of approximately $5,618,600 which expires in various years through 2020. Deferred income taxes reflect the impact of the net operating carryforwards. In recognition of the uncertainty regarding the ultimate amount of tax benefits to be derived from the Company’s net operating loss carryforward, the Company has recorded a valuation allowance for the entire amount of the deferred asset.

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2006	2005

Professional fees	$311,660	$20,000
Payroll	37,421	$-
Interest expense	3,963	$-
Other	9,103	3,520
	$362,147	$23,520

8.	SETTLEMENT OF DEBT

In September 2005, the Company issued 5,000 shares of Series A Preferred Stock and paid $2,735 to settle a debt of $30,611 to a former noteholder of Pexcon.

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

f)
On November 20, 2006, the Company sold 2,205,000 shares of its common stock at a purchase price of approximately $0.4762 per share, for an aggregate purchase price of $1,050,000. The Subscription Agreement for this offering provides for each subscriber has the irrevocable right and option to require the Company to purchase from such subscriber up to 95.24% of the shares of common stock issued to such subscriber pursuant to the Subscription Agreement, at the price per share equal to $0.55 per share. The put option is exercisable by each subscriber at any time ninety (90) days subsequent to the date on which the Company accepted such subscriber’s subscription, but no later than one hundred twenty (120) days subsequent to such acceptance date.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of .00000001 par value preferred stock. The Company has designated 3,000,000 of these authorized shares of Preferred Stock as Series A Convertible Preferred Stock. The Board of Directors has the authority, without action by the stockholders, to designate and issue the shares of preferred stock in one or more series and to designate the rights, preferences and each series, any or all of which may be greater than the rights of the Company's common stock. During the years ended December 31, 2006 and December 31, 2005, the Company sold 2,268,000 and 655,000 shares of Series A Preferred Stock and received net proceeds of $2,268,000 and $655,000 respectively. As of December 31, 2006, there were 2,985,000 shares of Series A Preferred Stock outstanding which may be converted into 8,955,000 shares of the Company's common stock.

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

10.	BUSINESS SEGMENT INFORMATION

The Company operates in one industry and has two reportable segments. The segments are geographic and include the United States and Canada. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income (loss). The following is a summary of key financial data:

	2006	2005
Revenue from unrelated entity
and country of Company's
domicile:
United States	$-	$-
Canada	-	-
	$-	$-
Total Revenues:
United States	$-	$-
Canada	-	-
	$-	$-
Income (loss) from Operations:
United States	$(2,718,565)	$(2,622,574)
Canada	(228,481)	-
	$(2,947,046)	$(2,622,574)
Identifiable Assets:
United States	$1,369,554	$184,935
Canada	441,207	-
	$1,810,761	$184,935
Capital Expenditures:
United States	$27,974	$8,234
Canada	447,572	-
	$475,546	$8,234
Depreciation and Amortization:
United States	$6,903	$823
Canada	17,183	-
	$24,086	$823

11.	LEGAL PROCEEDINGS

On or about August 15, 2006, a complaint was filed against the Company by Gerald M. Dunne in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (Case No. 0612299). In the complaint, Mr. Dunne alleged that the Company breached a May 25, 2005 Acquisition Agreement pursuant to which the Company acquired certain shares of Tekoil & Gas Corporation, a Florida corporation, owned by Mr. Dunne in exchange for shares of our common stock. Mr. Dunne alleged that the Company failed to issue shares of our common stock in an amount equal to seven percent (7%) of the Company’s outstanding shares of common stock in breach of the Acquisition Agreement.

The complaint sought the following relief: (i) a temporary injunction preventing the Company from filing an application for a listing on the OTC Bulletin Board, or from selling, assigning or otherwise encumbering the Company’s shares until it has fulfilled its contractual obligations to Mr. Dunne; (ii) a judgment against the Company for breach of contract; (iii) a judgment ordering the Company to specifically perform the Acquisition Agreement and deliver the shares to Mr. Dunne; (iv) as an alternative to the claims for breach of contract and specific performance, a judgment for damages against the Company based upon an allegation of conversion of the shares; and (v) as an alternative to the claims for breach of contract and specific performance, a judgment for damages against the Company based upon an allegation of promissory estoppel.

Contemporaneously with the filing of the complaint, Mr. Dunne filed a verified emergency motion for temporary injunction and incorporated memorandum of law with respect to his request for a temporary injunction in the Complaint.

On December 6, 2006, the Company and Mr. Dunne entered into a Settlement Agreement and Mutual Release that provided that the Company would pay Mr. Dunne $12,500.00 for his attorney’s fees and issue to him 504,000 shares of the Company’s unregistered common stock, which would be released to him by an escrow agent over a 12-month period. A stock certificate representing 64,000 shares of common stock has been delivered to Mr. Dunne, and certificates representing 40,000 shares each are to be released to Mr. Dunne at the beginning of each month through November 1, 2007. The certificates are dated June 27, 2005 (the date of the closing of the Acquisition Agreement) and bear a restrictive legend. The Company expensed the value of the 504,000 shares ($166,320) issued to Mr. Dunne and is included in the consolidated statement of operations for the year ended December 31, 2006.

12.	SUBSEQUENT EVENT

On January 4, 2007, the Company executed a Farmout Agreement (“Agreement”) with Newfoundland and Labrador-based Ptarmigan Resources (“Ptarmigan”), in their offshore exploration license EL-1069 (“License”) just north of the Port au Port Peninsula in western Newfoundland.

The Agreement required the Company to pay approximately $214,000 ($250,000 Canadian) to Ptarmigan which was used as a drilling deposit to secure a one year extension granted by the Canada - Newfoundland and Labrador Offshore Petroleum Board (“C-NCOPB”). The Agreement also requires the Company to drill an onshore-to-offshore exploration test-well in 2007 (“Phase 1”), which will test an offshore structure, and as the validation well, will extend the lease until January 2011. The Company will earn a one-third interest (33.3%) in the license for the completion of Phase 1. The Company will then conduct an offshore 3-D seismic program (“Phase 2”) by late 2008, to map in more detail four offshore features already identified by Ptarmigan using 2-D seismic data, which will earn the Company a further 26.7% of the License, for a total ownership of 60%.

The Company and Ptarmigan then plan to drill an offshore exploration well (“Phase 3”) and will share the drilling costs; 60% the Company and 40% Ptarmigan. Should the Company carry 100% of the Phase 3 drilling expenses, the Company will earn an additional 20% interest in the License, for a total up to 80%, subject to government royalties. The Company estimates the total cost of Phase 1, 2 and 3 to approximate $6,000,000 in 2007, $10,000,000 in 2008 and $25,000,000 in 2009.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 15, 2005, the Company engaged Madsen & Associates, CPA’s Inc. as its independent auditors. Prior to that date, the Company, as Pexcon, Inc., had engaged the services of Harris F. Rattray, C.P.A., as its independent auditor. The Company dismissed Harris F. Rattray, C.P.A. on December 15, 2005. The former principal accountant’s report on the financial statements for neither of the last two years contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Board of Directors. To management’s knowledge, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Item 8A. Controls and Procedures.

Disclosure controls and procedures: As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in internal controls over financial reporting: There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

Item 8B. Other Information.

None

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors are elected each year at the Company’s Annual Meeting of Stockholders and, once elected, serve until their successors are elected and qualified. The following lists the directors, executive officers and significant employees of the Company as of March 15, 2007:

Name	Age	Position	Director Since

Mark S. Western	44	President	2005
		Chief Executive Officer
		Chairman of the Board (Director)

Francis G. Clear	52	Chief Operating Officer	2005
		Director

Gerald Goodman	59	Chief Financial Officer	2005
		Treasurer
		Director

Richard Creitzman	35	Director	2005

Eric Ottens	57	Executive Vice President	n/a

Donna Parsons	39	Vice President Corporate Relations	n/a

Mark S. Western.  Mr. Western has been Chief Executive Officer, a director and Chairman of the Board of the Company since May 31, 2005. He was also President of the Company from May 31, 2005 until June 20, 2005, and from August 17, 2005 until the present. Prior to the Acquisition Agreement with Pexcon, Inc., Mr. Western was the President and Chief Executive Officer of Tekoil-FL since its incorporation in 2004. From August 1984 until he formed Tekoil-FL in 2004, Mr. Western worked as an engineer in oil and gas exploration, initially for Exploration & Production Services in the United Kingdom and Holland, and as a consultant to the industry through his consulting company, Completion and Production Services, Ltd. He later pursued an alternative path in the energy sector, becoming President of Artistic Lighting Systems, a Las Vegas based LED lighting firm, in 1997. In February 1998, Mr. Western formed UNERGI, Inc., an LED lighting company, which he merged in August 1999 with New Millennium Media International. Mr. Western was born and educated in England and graduated with a Mechanical & Production Engineering HNC from Norwich University.

Francis G. Clear.  Mr. Clear has been the Chief Operating Officer and a director of the Company since June 20, 2005 and served as President of the Company from June 20, 2005 until August 17, 2005. In 1984, following 14 years in commercial banking, corporate finance and international banking, Mr. Clear co-founded Oemtek, a personal computer manufacturing/ assembly plant. The business was sold in 1990. He has since been involved as a consultant in several start-up companies in diverse industries, ranging from golf products, gearing technologies and internet technologies. Mr. Clear has experience in dealing with the World Bank, the Corporate Council of Africa, the U.S. Agency for International Development and rapid prototyping technologies with the University of Central Florida. He has associations with contacts in several oil producing countries in Africa.

Gerald Goodman.  Mr. Goodman has been the Treasurer, the Chief Financial Officer and a director of the Company since June 20, 2005. He is also the chairman of the Company’s audit committee. Mr. Goodman has been a partner in the Certified Public Accounting firm of Wiener, Goodman & Company, P.C., since 1984. Mr. Goodman has extensive experience in public accounting, providing audit, tax and management advisory services to clients, and he is the partner-in-charge of his firm’s SEC Practice Section. Mr. Goodman received a Bachelor of Science degree in accounting from The Pennsylvania State University in 1970, and he is a member of the American Institute of Certified Public Accountants.

Richard Creitzman.  Mr. Creitzman has been a director of the Company since July 13, 2005. Mr. Creitzman has spent the past 12 years working in Russia and other parts of the former Soviet Union for trading companies and banks in various trade and commodity finance positions in both the metal and the oil and gas industries. From 2001 until 2004, Mr. Creitzman served as Head of Corporate Finance of the Russian oil company, Sibneft. In addition, from July 2003 until August 2004, Mr. Creitzman served as a director of Chelsea Limited in London, as well as a director of Chelsea Limited-owned Chelsea Football Club. Mr. Creitzman was born in England and graduated from Surrey University in 1993 with Bachelor of Science degrees in Business and Geography, in the fields of Economics, Law, Accounting and Statistics.

Eric Ottens.  Mr. Ottens has been the Executive Vice President of the Company since June 20, 2005. He is also responsible for overseeing the Company’s South American expansion plans. From 1980 until 1987, Mr. Ottens served as Finance Manager for a division of Baker Hughes International in Rio de Janeiro, Brazil, and for two years thereafter as Controller for Teknoil Corporation, a local oil and gas consulting company in Rio de Janeiro, Brazil. From 1987 until 1992, Mr. Ottens was the Regional Controller for Marriott Corporation in San Juan, Puerto Rico, and from 1993 until 2000, he was the Managing Director for Global Telecom Network. From January 2001 until May 2005, Mr. Ottens was self-employed as an independent contractor/consultant, providing consulting services for South American and European companies operating in the U.S. Mr. Ottens graduated in 1978 from the University of Maryland with a degree in Finance and Accounting.

Donna Parsons.  Ms. Parsons, who is not an executive officer but is a significant employee, was appointed to the position of Vice President of Corporate Relations on June 1, 2006, and she serves as a Director of the Company’s wholly-owned subsidiary, Tekoil Rig and Development Corporation, a Newfoundland corporation. She also serves as a member of the certifying board with the Association of Engineering Technicians and Technologists of Newfoundland and Labrador. Ms. Parsons was born and educated in the Province of Newfoundland and Labrador, and brings a wealth of government related oil & gas experience to the Company. She initially began her career within the Newfoundland government as a Petroleum Engineering Technologist for the Department of Natural Resources in 1998, and more recently as an Industrial Development Officer in their Industrial Benefits Division through May 31, 2006. Both roles involved extensive public relations activities relating to the petroleum industry within the Province. As a result, Ms. Parsons has developed numerous key relationships with strong political and commercial ties in the oil & gas sector.

There are no family relationships among the directors and executive officers. Further, to the knowledge of management, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company (i) has been involved in any legal proceedings that are material to an evaluation of the ability or integrity of such director, person nominated to become a director, executive officer, promoter or control person of the Company; (ii) has had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of such bankruptcy, if any, or within two years prior to that time; (iii) has been convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations or other minor offenses); (iv) has been subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining borrowing, or otherwise limiting his or her involvement in any type of business, securities or banking activities; or (v) has been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Corporate Governance

The Company has not yet adopted a code of ethics because its activities to date have been focused on capital raising and launching its plan of operation. The Company intends to adopt a code of ethics applicable to its chief executive officer and chief financial officer at the annual meeting of its Board of Directors, after which it will file a copy of the code of ethics with the Securities and Exchange Commission or post the code of ethics on its Internet website at www.tekoil.com.

The Company’s Board of Directors has determined that Gerald Goodman is an audit committee financial expert serving on its audit committee. Mr. Goodman is not “independent,” as defined in the NASDAQ Marketplace Rules.

Section 16(a) Compliance

Francis G. Clear, Richard Creitzman, Gerald Goodman, Eric Ottens and Mark S. Western each filed a Form 3 reporting his holdings of Common Stock ten days following the effective date of the Company’s first registration statement under Section 12 of the Exchange Act. Gerald Goodman timely filed a Form 5 in which he reported one transaction not previously reported on a timely basis via a Form 4.

Item 10. Executive Compensation

The following table sets forth the compensation paid during the last three fiscal years to the Company’s principal executive officer serving during the last completed fiscal year and to the Company’s two most highly compensated officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year. Due to the change of control of the Company that occurred on June 27, 2005, the information provided below with respect to the principal executive officer reflects compensation paid during the past three fiscal years to the principal executive officer of Tekoil-FL, who has served as the principal executive officer of the Company since said change of control. All of the current executive officers of the Company have served since June 20, 2005, or later.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Stock Awards ($)		Total ($)
Mark S. Western, CEO (principal executive officer) and director	2006 2005	$240,000 111,127	$-0- 1,000,000	(1)	$240,000 1,111,127

Gerald Goodman, CFO and director	2006 2005	$54,000 -0-	$338,250 400,000	(3)(4) (2)	$392,250 400,000

Francis G. Clear, COO and director	2006 2005	$120,000 64,250	$-0- 300,000	(5)	$120,000 364,250

(1)
As of December 31, 2005, Mr. Western had received restricted stock awards totaling 5,000,000 shares of Common Stock, valued at $1,000,000 as of October 21, 2005, the date of grant (1,000,000 of such shares are for service as a director). Such valuation is also reflected in the “Stock Based Compensation” section of Note 1 to the Company’s 2006 consolidated financial statements. The shares are subject to the Company’s right to repurchase them under certain circumstances, and the number of such shares to which the Company’s repurchase right applies is reduced by 1/36th for each full month of service as an employee or a director, as the case may be. The Company does not intend to pay dividends on these shares, nor on any shares of its Common Stock.

(2)
As of December 31, 2005, Mr. Goodman had received restricted stock awards totaling 2,000,000 shares of Common Stock, valued at $400,000 as of October 21, 2005, the date of grant (1,000,000 of such shares are for service as a director). Such valuation is also reflected in the “Stock Based Compensation” section of Note 1 to the Company’s 2006 consolidated financial statements. The shares are subject to the Company’s right to repurchase them under certain circumstances, and the number of such shares to which the Company’s repurchase right applies is reduced by 1/36th for each full month of service as an employee or a director, as the case may be. The Company does not intend to pay dividends on these shares, nor on any shares of its Common Stock.

(3)
On November 8, 2006, the Company issued 1,000,000 shares of Common Stock, valued at $330,000, to Gerald Goodman, the Company’s Chief Financial Officer, in exchange for Mr. Goodman’s personal guarantee of the following obligations of the Company: (i) credit card debts of the Company and/or its subsidiaries and related entities in the amount of Fifty Thousand Dollars ($50,000), (ii) a mortgage and promissory note related to property owned by the Company and/or its subsidiaries and related entities in Newfoundland, Canada, in the amount of Two Hundred Sixty-Four Thousand ($264,000), and (iii) a credit line of the Company and its subsidiaries and related entities in the amount of Fifty Thousand Dollars ($50,000).

(4)
On December 15, 2005, the Company issued an unsecured promissory note, bearing interest at the rate of prime plus one percent (1%) per annum (8.25% at December 31, 2005) to Wiener Goodman & Company, PC Profit Sharing Plan FBO Gerald Goodman in the principal amount of $50,000, with principal and interest due at maturity on June 15, 2006. As further consideration for the loan and pursuant to the terms of the promissory note, the Company issued 25,000 shares of Common Stock, valued at $8,250, to Mr. Goodman on November 8, 2006. The maturity date has since been extended until June 20, 2007. At any time prior to maturity, the lender may, at its option, convert the promissory note into 50,000 shares of Series A Preferred Stock.

(5)
As of December 31, 2005, Mr. Clear had received restricted stock awards totaling 1,500,000 shares of Common Stock, valued at $300,000 as of October 21, 2005, the date of grant (1,000,000 of such shares are for service as a director). Such valuation is also reflected in the “Stock Based Compensation” section of Note 1 to the Company’s 2006 consolidated financial statements. The shares are subject to the Company’s right to repurchase them under certain circumstances, and the number of such shares to which the Company’s repurchase right applies is reduced by 1/36th for each full month of service as an employee or a director, as the case may be. The Company does not intend to pay dividends on these shares, nor on any shares of its Common Stock.

Employment Contracts

The Company has entered into a three-year employment agreement with Mark S. Western, its Chief Executive Officer, which commenced as of October 21, 2005. The agreement provides for base salary at a monthly rate of $20,000, bonuses at the discretion of the Board of Directors, reasonable and customary reimbursement of business expenses and vacation as set by the Board of Directors. The Company has also entered into a three-year director service agreement with Mr. Western, dated as of October 21, 2005. Mr. Western was granted 4,000,000 shares of Common Stock pursuant to the employment agreement and 1,000,000 shares of Common Stock pursuant to the director service agreement. The Company maintains, and is the beneficiary of, a key person life insurance policy on Mr. Western in the amount of $2 million.

The Company has entered into a three-year employment agreement with Gerald Goodman, its Chief Financial Officer, which commenced as of October 21, 2005. The agreement provides for base salary at a monthly rate of $6,000, bonuses at the discretion of the Board of Directors, reasonable and customary reimbursement of business expenses and vacation as set by the Board of Directors. The Company has also entered into a three-year director service agreement with Mr. Goodman, dated as of October 21, 2005. Mr. Goodman was granted 1,000,000 shares of Common Stock pursuant to the employment agreement and 1,000,000 shares of Common Stock pursuant to the director service agreement.

The Company has entered into a three-year employment agreement with Francis G. Clear, its Chief Operating Officer, which commenced as of October 21, 2005. The agreement provides for base salary at a monthly rate of $10,000, bonuses at the discretion of the Board of Directors, reasonable and customary reimbursement of business expenses and vacation as set by the Board of Directors. The Company has also entered into a three-year director service agreement with Mr. Clear, dated as of October 21, 2005. Mr. Clear was granted 500,000 shares of Common Stock pursuant to the employment agreement and 1,000,000 shares of Common Stock pursuant to the director service agreement.

The Company has entered into a three-year employment agreement with Eric Ottens, its Executive Vice President, which commenced as of October 21, 2005. The agreement provides for base salary at a monthly rate of $2,500, bonuses at the discretion of the Board of Directors, reasonable and customary reimbursement of business expenses and vacation as set by the Board of Directors. Mr. Ottens was granted 150,000 shares of Common Stock in connection with his execution of the employment agreement.

The Company has entered into a three-year Director Service Agreement with Richard Creitzman, dated as of October 21, 2005 pursuant to which Mr. Creitzman was granted 1,000,000 shares of Common Stock.

Shares of Common Stock granted pursuant to the employment and director service agreements discussed above are subject to the Company’s right to repurchase them at a price of $0.01 per share if the recipient resigns as employee without “good reason” (as defined in the employment agreement) or if he is terminated, as an employee or as a director, for “cause” (as defined in both of the agreements). The number of such shares to which the Company’s repurchase right applies is reduced by 1/36th for each full month of service as an employee or a director, as the case may be.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following individuals hold more than five percent (5%) of a class of the outstanding voting stock of the Company. No other individual or any group is known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company’s outstanding voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership (1)	Percent of Class (2)

Common Stock, $0.000001 par value	Mark S. Western 5209 Patricia Drive Orlando, FL 32819	10,294,404	43.45% of Common Stock 32.40% of combined

Common Stock, $0.000001 par value	Richard Creitzman Flat 7, 22 Elm Park Gardens London SW10 9NY United Kingdom	1,000,000	4.22% of Common Stock 3.14% of combined

Common Stock, $0.000001 par value	Francis G. Clear 5036 Dr. Phillips Blvd.,#292 Orlando, FL 32819	2,084,470	8.80% of Common Stock 6.56% of combined

Common Stock, $0.000001 par value	Gerald Goodman 7 Briarwood Road Rumson, NJ 07760	3,143,170	13.27% of Common Stock 9.89% of combined

Series A Preferred Stock, $0.00000001 par value	Thomas K. Connellan Jr. 807 Bay Hill Blvd. Orlando, FL 32819	200,000	7.43% of Series A Preferred Stock 1.89% of combined

Series A Preferred Stock, $0.00000001 par value	Kirti Kalidas 6651 Vineland Rd. #150 Orlando, FL 32819	200,000	7.43% of Series A Preferred Stock 1.89% of combined (3)

(1)
Unless otherwise indicated, each person has sole voting power and sole investment power with respect to all Common Stock set forth opposite such person’s name, subject to applicable community property and similar laws.

(2)
The “Percent of Class” information includes the percentage of each class of voting securities held by each beneficial owner, as well as the percentage of total shares of Common Stock held by each beneficial owner assuming conversion of all shares of Series A Preferred Stock. Each outstanding share of Series A Preferred Stock entitles the holder thereof to vote on all matters on which holders of Common Stock are entitled to vote, and the holders of Series A Preferred Stock and of Common Stock vote together as a single class. With respect to any such vote, each share of Series A Preferred Stock entitles the holder to cast the number of votes per share as is equal to the number of votes that such holder would be entitled to cast had such holder converted its shares of Series A Preferred Stock into shares of Common Stock, such conversion rate being three (3) shares of Common Stock for each share of Series A Preferred Stock. The shares of Series A Preferred Stock may be converted at any time by the holders into the Company’s Common Stock and are automatically converted into Common Stock upon the occurrence of certain material events.

(3)	Kirti Kalidas also owns 846,875 shares of Common Stock, which are included in the calculation of the percent of the combined outstanding shares of Common Stock and Series A Preferred Stock.

The following table includes beneficial ownership information for all current executive officers and directors, and all who served as directors or executive officers in the fiscal year ended December 31, 2006.

Title of Class	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership (1)	Percent of Class (2)

Common Stock, $0.000001 par value	Mark S. Western 5209 Patricia Drive Orlando, FL 32819	10,294,404	43.45% of Common Stock 32.40% of combined

Common Stock, $0.000001 par value	Richard Creitzman Flat 7, 22 Elm Park Gardens London SW10 9NY United Kingdom	1,000,000	4.22% of Common Stock 3.14% of combined

Common Stock, $0.000001 par value	Francis G. Clear 5036 Dr. Phillips Blvd.,#292 Orlando, FL 32819	2,084,470	8.80% of Common Stock 6.56% of combined

Common Stock, $0.000001 par value	Gerald Goodman 7 Briarwood Road Rumson, NJ 07760	3,143,170	13.27% of Common Stock 9.89% of combined

Common Stock, $0.000001 par value	Donna Parsons 25 Mountbatten Drive St. John’s, NL A1A 3Y1 Canada	250,000	1.06% of Common Stock 0.79% of combined

Common Stock, $0.000001 par value	Eric Ottens 25050 I-95 North, Suite 525 The Woodlands, TX 77380	150,000	0.63% of Common Stock 0.47% of combined

Common Stock, $0.000001 par value	All Directors and Executive Officers as a Group	16,922,044	71.42% of Common Stock 53.27% of combined

(1)
Unless otherwise indicated, each person has sole voting power and sole investment power with respect to all Common Stock set forth opposite such person’s name, subject to applicable community property and similar laws.

(2)
The “Percent of Class” information includes the percentage of each class of voting securities held by each beneficial owner, as well as the percentage of total shares of Common Stock held by each beneficial owner assuming conversion of all shares of Series A Preferred Stock. Each outstanding share of Series A Preferred Stock entitles the holder thereof to vote on all matters on which holders of Common Stock are entitled to vote, and the holders of Series A Preferred Stock and of Common Stock vote together as a single class. With respect to any such vote, each share of Series A Preferred Stock entitles the holder to cast the number of votes per share as is equal to the number of votes that such holder would be entitled to cast had such holder converted its shares of Series A Preferred Stock into shares of Common Stock, such conversion rate being three (3) shares of Common Stock for each share of Series A Preferred Stock. The shares of Series A Preferred Stock may be converted at any time by the holders into the Company’s Common Stock and are automatically converted into Common Stock upon the occurrence of certain material events.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

On November 8, 2006, the Company issued 1,000,000 shares of Common Stock to Gerald Goodman, the Company’s Chief Financial Officer, in exchange for Mr. Goodman’s personal guarantee of the following obligations of the Company: (i) credit card debts of the Company and/or its subsidiaries and related entities in the amount of Fifty Thousand Dollars ($50,000), (ii) a mortgage and promissory note related to property owned by the Company and/or its subsidiaries and related entities in Newfoundland, Canada, in the amount of Two Hundred Sixty-Four Thousand ($264,000), and (iii) a credit line of the Company and its subsidiaries and related entities in the amount of Fifty Thousand Dollars ($50,000).

On May 1, 2006, the Company entered into a Stock Issuance Agreement with Donna Parsons, an employee of the Company’s wholly-owned Canadian subsidiary. Pursuant to that Stock Issuance Agreement, the Company issued to Ms. Parsons 250,000 unregistered shares of Common Stock as an incentive to her in the performance of her duties to the subsidiary company.

On December 15, 2005, the Company issued an unsecured promissory note, bearing interest at the rate of prime plus one percent (1%) per annum (8.25% at December 31, 2005) to Wiener Goodman & Company, PC Profit Sharing Plan FBO Gerald Goodman in the principal amount of $50,000, with principal and interest due at maturity on June 15, 2006. As further consideration for the loan and pursuant to the terms of the promissory note, the Company issued 25,000 shares of Common Stock to Mr. Goodman on November 8, 2006. The maturity date has since been extended until June 20, 2007. At any time prior to maturity, the lender may, at its option, convert the promissory note into 50,000 shares of Series A Preferred Stock.

On October 21, 2005, the Company issued 9,650,000 shares of Common Stock to certain of its officers and directors for services provided, and it recorded compensation expense in the amount of $1,930,000 in connection with the issuance of these shares. Such shares of Common Stock are subject to the Company’s right to repurchase them at a price of $0.01 per share if the recipient resigns as employee without “good reason” (as defined in the relevant employment agreement) or if he is terminated, as an employee or as a director, for “cause” (as defined in both of the agreements). The number of such shares to which the Company’s repurchase right applies is reduced by 1/36th for each full month of service as an employee or a director, as the case may be.

On November 29, 2004, prior to the Acquisition Agreement, Tekoil-FL granted 5,100,000 shares of its Common Stock to its promoters and founders for their services in connection with the formation of that company. Such shares were exchanged for shares of our Common Stock in connection with the Acquisition Agreement as of June 27, 2005. Following are the names of the promoters or founders and the number of shares of Common Stock resulting from the November 29, 2004, share issuance and the June 27, 2005 share exchange (taking into account the 100:1 reverse stock split):

Name	Number of Shares
Francis G. Clear	584,470 shares
Gerald Goodman	118,170 shares
Mark S. Western	5,294,404 shares
TOTAL	5,997,044 shares

Director Independence

Richard Creitzman is the Company’s only “independent” director, using the definition of “independence” set forth in the NASDAQ Marketplace Rules, which are not currently applicable to the Company. Francis G. Clear, Gerald Goodman and Mark S. Western are not “independent,” as defined in the NASDAQ Marketplace Rules.

Item 13. Exhibits.

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

10.14	-	Mortgage dated September 12, 2006, between the Company and CIBC Mortgage Inc. (filed as Exhibit 99.6.14 to the Company's Form 10-SB/A (Amendment No. 2) filed with the SEC on November 13, 2006)*

10.15	-
Settlement Agreement and Mutual Release dated December 6, 2006, between the Company and Gerald M. Dunne (filed as Exhibit 10.15 to the Company's Form 8-K dated December 6, 2006, and filed with the SEC on December 11, 2006)*

10.16	-	Stock Issuance Agreement dated May 1, 2006, between the Company and Don Parsons (filed as Exhibit 10.16 to the Company's Form 8-K dated December 6, 2006, and filed with the SEC on December 11, 2006)*

10.17	-
Form of Securities Purchase Agreement for the purchase of the Company’s Series A Convertible Preferred Stock (filed as Exhibit 10.17 to the Company's Form 8-K dated December 6, 2006, and filed with the SEC on December 11, 2006)*

10.18	-
Purchase and Sale Agreement dated November 13, 2006, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.18 to the Company's Form 8-K dated December 11, 2006, and filed with the SEC on December 14, 2006)*

10.19	-
Form of Subscription Agreement (with Put Option) dated November 20, 2006, between the Company and the subscribers thereto (filed as Exhibit 10.19 to the Company's Form 8-K dated December 11, 2006, and filed with the SEC on December 14, 2006)*

10.20	-
First Amendment to Purchase and Sale Agreement executed on December 29, 2006, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.20 to the Company's Form 8-K dated December 29, 2006, and filed with the SEC on January 8, 2007)*

10.21	-
Subscription Agreement dated December 29, 2006, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.21 to the Company's Form 8-K dated December 29, 2006, and filed with the SEC on January 8, 2007)*

10.22	-
Registration Rights Agreement dated December 29, 2006, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC, Rich Holdings, LLC, and John W. Barton (filed as Exhibit 10.22 to the Company's Form 8-K dated December 29, 2006, and filed with the SEC on January 8, 2007)*

10.23	-
Farmout Agreement executed on January 3, 2007, and dated as of December 19, 2006, between the Company and Ptarmigan Resources Limited (filed as Exhibit 10.23 to the Company's Form 8-K dated December 29, 2006, and filed with the SEC on January 8, 2007)*

10.24	-
Second Amendment to Purchase and Sale Agreement dated effective February 8, 2007, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.24 to the Company's Form 8-K dated February 8, 2007, and filed with the SEC on February 15, 2007)*

10.25	-
Third Amendment to Purchase and Sale Agreement dated effective March 1, 2007, between Tekoil and Gas Gulf Coast, LLC, and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.1 to the Company's Form 8-K dated March 22, 2007, and filed with the SEC on March 26, 2007)*

10.26	-
Fourth Amendment to Purchase and Sale Agreement dated effective March 22, 2007, between Tekoil and Gas Gulf Coast, LLC, and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.2 to the Company's Form 8-K dated March 22, 2007, and filed with the SEC on March 26, 2007)*

11.1	-	Statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Report on Form 10-KSB.

21.1	-	Subsidiaries of the small business issuer (filed herewith)

31.1	-	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	-	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	-	Certifications of Chief Executive Officer pursuant to Section 1350 (furnished herewith)

32.2	-	Certifications of Chief Executive Officer pursuant to Section 1350 (furnished herewith)

* Incorporated herein by reference. SEC File No. 0-52100

Item 14. Principal Accounting Fees and Services.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit-related work and all non-audit work performed by our independent accounts Madsen & Associates, CPA’s Inc. is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.

Audit Fees. Audit Fees expected to be billed to us by Madsen & Associates, CPA’s Inc. for the audit of financial statements included in our Annual Reports on Form 10-KSB, and reviews of the financial statements included in our Quarterly Reports on Form 10-QSB, for the years ended December 31, 2006 and 2005 are approximately $7,000 and $5,000, respectively.

Audit Related Fees. We have been billed $-0- and $-0- by Madsen & Associates, CPA’s Inc. for the fiscal years ended December 31, 2006 and 2005, respectively, for the assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption “Audit Fees” above.

Tax Fees. We have been billed an aggregate of $-0- and $-0- by Madsen & Associates, CPA’s Inc. for the fiscal years ended December 31, 2006 and 2005, respectively, for tax services.

All Other Fees. We have been billed an aggregate of $-0- and $-0- by Madsen & Associates, CPA’s Inc. for the fiscal years ended December 31, 2006 and 2005, respectively, for permitted non-audit services.

Other Matters. The Audit Committee of the Board of Directors had considered whether the provision of the Audit-Related Fees, Tax Fees and All Other Fees are compatible with maintaining the independence of our principal accountant.

Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

The Audit Committee approved 100% of the services to be rendered by Madsen & Associates, CPA’s Inc. for the audit of financial statements included in our Annual Reports on Form 10-KSB and reviews of the financial statements included in our Quarterly Reports on Form 10-QSB, for the years ended December 31, 2006 and 2005.

To our knowledge there have been no persons, other than Madsen & Associates, CPA’s Inc. full time, permanent employees, who have worked on the audit or review of our financial statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKOIL & GAS CORPORATION

By:	/s/ Mark S. Western
Mark S. Western
President and Chief Executive Officer

Date: March 27, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Mark S. Western Mark S. Western	President Chief Executive Officer Chairman of the Board	March 27, 2007
By: /s/ Francis G. Clear Francis G. Clear	Vice President Chief Operating Officer Director	March 27, 2007
By: /s/ Gerald Goodman Gerald Goodman	Treasurer Chief Financial Officer Director	March 27, 2007
By: /s/ Richard Creitzman Richard Creitzman	Director	March 27, 2007

EXHIBIT INDEX

Exhibit Number		Description

3.1	-	Certificate of Incorporation of the Company and all Amendments thereto (filed as Exhibit 2.1 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

3.2	-	Bylaws of the Company (filed as Exhibit 2.2 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

4.1	-	Article Fourth of the Certificate of Incorporation of the Company, as amended (filed as part of Exhibit 2.1 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

4.2	-	Articles II, III, VIII and XI of the Bylaws of the Company (filed as part of Exhibit 2.2 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

4.3	-	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock (filed as Exhibit 3.3 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

4.4	-
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

10.14	-	Mortgage dated September 12, 2006, between the Company and CIBC Mortgage Inc. (filed as Exhibit 99.6.14 to the Company's Form 10-SB/A (Amendment No. 2) filed with the SEC on November 13, 2006)*

10.15	-
Settlement Agreement and Mutual Release dated December 6, 2006, between the Company and Gerald M. Dunne (filed as Exhibit 10.15 to the Company's Form 8-K dated December 6, 2006, and filed with the SEC on December 11, 2006)*

10.16	-	Stock Issuance Agreement dated May 1, 2006, between the Company and Don Parsons (filed as Exhibit 10.16 to the Company's Form 8-K dated December 6, 2006, and filed with the SEC on December 11, 2006)*

10.17	-
Form of Securities Purchase Agreement for the purchase of the Company’s Series A Convertible Preferred Stock (filed as Exhibit 10.17 to the Company's Form 8-K dated December 6, 2006, and filed with the SEC on December 11, 2006)*

10.18	-
Purchase and Sale Agreement dated November 13, 2006, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.18 to the Company's Form 8-K dated December 11, 2006, and filed with the SEC on December 14, 2006)*

10.19	-
Form of Subscription Agreement (with Put Option) dated November 20, 2006, between the Company and the subscribers thereto (filed as Exhibit 10.19 to the Company's Form 8-K dated December 11, 2006, and filed with the SEC on December 14, 2006)*

10.20	-
First Amendment to Purchase and Sale Agreement executed on December 29, 2006, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.20 to the Company's Form 8-K dated December 29, 2006, and filed with the SEC on January 8, 2007)*

10.21	-
Subscription Agreement dated December 29, 2006, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.21 to the Company's Form 8-K dated December 29, 2006, and filed with the SEC on January 8, 2007)*

10.22	-
Registration Rights Agreement dated December 29, 2006, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC, Rich Holdings, LLC, and John W. Barton (filed as Exhibit 10.22 to the Company's Form 8-K dated December 29, 2006, and filed with the SEC on January 8, 2007)*

10.23	-
Farmout Agreement executed on January 3, 2007, and dated as of December 19, 2006, between the Company and Ptarmigan Resources Limited (filed as Exhibit 10.23 to the Company's Form 8-K dated December 29, 2006, and filed with the SEC on January 8, 2007)*

10.24	-
Second Amendment to Purchase and Sale Agreement dated effective February 8, 2007, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.24 to the Company's Form 8-K dated February 8, 2007, and filed with the SEC on February 15, 2007)*

10.25	-
Third Amendment to Purchase and Sale Agreement dated effective March 1, 2007, between Tekoil and Gas Gulf Coast, LLC, and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.1 to the Company's Form 8-K dated March 22, 2007, and filed with the SEC on March 26, 2007)*

10.26	-
Fourth Amendment to Purchase and Sale Agreement dated effective March 22, 2007, between Tekoil and Gas Gulf Coast, LLC, and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.2 to the Company's Form 8-K dated March 22, 2007, and filed with the SEC on March 26, 2007)*

11.1	-	Statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Report on Form 10-KSB.

21.1	-	Subsidiaries of the small business issuer (filed herewith)

31.1	-	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	-	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	-	Certifications of Chief Executive Officer pursuant to Section 1350 (furnished herewith)

32.2	-	Certifications of Chief Executive Officer pursuant to Section 1350 (furnished herewith)

* Incorporated herein by reference. SEC File No. 0-52100