Form 10QSB
period 2007-03-31
TEKOIL & GAS CORP
filed 2007-05-07
CIK 1368154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________  to ____________________

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

At May 2, 2007, there were 26,874,175 shares of Common Stock, $0.000001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

TEKOIL & GAS CORPORATION

An Exploration Stage Company
TABLE OF CONTENTS

PART I		FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements	1

		Consolidated Balance Sheets as of March 31, 2007
		(Unaudited) and December 31, 2006	2

		Consolidated Statements of Operations for the
		Three Months Ended March 31, 2007 and 2006
		(Unaudited) and for the period November 29, 2004
		(Date of Formation through March 31, 2007	3

		Consolidated Statements of Stockholders' Equity
		for the period November 29, 2004 (Date of Formation)
		through March 31, 2007	4

		Consolidated Statements of Cash Flows for the
		Three Months Ended March 31, 2007 and 2006
		(Unaudited) and for the period November 29, 2004
		(Date of Formation) through March 31, 2007	5

		Notes to Unaudited Consolidated Financial
		Statements	6-15

	Item 2.	Management's Discussion and Analysis or
		Plan of Operation	16-21

	Item 3.	Controls and Procedures	22

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	23

	Item 2.	Unregistered Sales of Equity Securities and Use
		of Proceeds	23

	Item 6.	Exhibits	26

		Signatures	29

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006.

The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results for the entire fiscal year or for any other period.

TEKOIL & GAS CORPORATION

CONSOLIDATED BALANCE SHEETS
(An Exploration Stage Company)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$130,013	$294,021
Prepaid expenses	177,007	53,475
Total Current Assets	307,020	347,496

Property and Equipment - net	444,677	458,871
Other assets	1,432,013	1,004,394

TOTAL ASSETS	$2,183,710	$1,810,761

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$537,218	$362,147
Note payable - related party	50,000	50,000
Current portion of long-term debt	4,930	4,261
Total Current Liabilities	592,148	416,408

Long-term debt	249,445	255,032
Total Liabilities	841,593	671,440

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $.00000001
par value, authorized
20,000,000 shares

Series A Convertible Preferred Stock
2,842,000 and 2,985,000 shares outstanding
at March 31, 2007 and December 31,
2006, respectively	-	-

Common stock, par value .000001
authorized 200,000,000 shares; 23,994,175 and
21,624,175 shares issued and outstanding at
March 31, 2007 and December 31, 2006, respectively	24	22

Additional paid-in capital	7,405,635	6,758,637

Cumulative other comprehensive loss	(5,483)	(772)

Deficit accumulated during the
development stage	(6,058,059)	(5,618,566)

Total Stockholders' Equity	1,342,117	1,139,321

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,183,710	$1,810,761

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(An Exploration Stage Company)
(Unaudited)

			Period
			November 29, 2004
	Three Months Ended		(Date of formation)
	March 31,		through
	2007	2006	March 31, 2007

Revenues	$-	$-	$-

Cost and expenses:
Selling, general and administrative expenses	434,266	421,794	3,644,002
Compensatory element of common
stock issurance	-	-	2,375,850
	434,266	421,794	6,019,852

Loss from operations	(434,266)	(421,794)	(6,019,852)

Loss on investment	-	-	(10,000)

Interest expense	(5,227)	(927)	(28,207)

Loss before provision for income taxes	(439,493)	(422,721)	(6,058,059)

Provision for income taxes	-	-	-

Net loss	$(439,493)	$(422,721)	$(6,058,059)

Loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	23,053,008	17,472,005

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(AN EXPLORATION STAGE COMPANY)

									Deficit
					Series A		Additional	Cummulative	Accumulated
			Common Stock		Preferred Stock		Paid	Other	During
		Comprehensive	No of		No of		in	Comprehensive	Development
	Total	(Loss)	shares	Amount	shares	Amount	Capital	Income (Loss)	Stage

Balance, November 29, 2004	$(30,611)		772,200	$-	-	$-	$(30,611)	$-	$-

Issuance of common stock for services
(valued at $.001 per share)	5,100		5,997,044	7	-	-	5,093	-	-

Sale of common stock	11,000		323,110	-	-	-	11,000	-	-

Net loss	(15,966)				-	-		-	(15,966)

Balance, December 31, 2004	(30,477)		7,092,354	7	-	-	(14,518)	-	(15,966)

Sale of common stock	38,090		412,776	-			38,090	-

Sale of preferred stock	655,000		-	-	655,000	-	655,000	-	-

Issuance of preferred stock for debt	27,876		-	-	5,000	-	27,876	-	-

Issuance of preferred stock for services (valued at $1.00 per share)	7,000		-	-	7,000	-	7,000	-	-

Issuance of common stock for debt	100,000		216,875	-	-	-	100,000	-	-

Compensatory element of common stock issuance (valued at $.20 per share)	1,950,000		9,750,000	10	-	-	1,949,990	-	-

Net loss	(2,636,074)		-	-	-	-	-	-	(2,636,074)

Balance, December 31, 2005	111,415		17,472,005	17	667,000	-	2,763,438	-	(2,652,040)

Sale of common stock	1,050,000		2,205,000	3			1,049,997	-

Sale of preferred stock	2,268,000		-	-	2,268,000	-	2,268,000	-	-

Issuance of preferred stock for services (valued at $1.00 per share)	50,000		-	-	50,000	-	50,000	-	-

Issuance of common stock for services (valued at $0.32 per share)	627,204		1,947,170	2	-	-	627,202	-	-

Net loss	(2,966,526)	$(2,966,526)	-	-	-	-	-	-	(2,966,526)

Currency translation adjustment - net of taxes	(772)	(772)	-	-	-	-	-	(772)	-
Comprehensive (loss)		$(2,967,298)

Balance, December 31, 2006	1,139,321		21,624,175	22	2,985,000	-	6,758,637	(772)	(5,618,566)

Sale of preferred stock	647,000		-	-	647,000	-	647,000	-	-

Conversion of preferred stock into common stock	-		2,370,000	2	(790,000)	-	(2)	-	-

Net loss	(439,493)	$(439,493)	-	-	-	-	-	-	(439,493)

Currency translation adjustment - net of taxes	(4,711)	(4,711)	-	-	-	-	-	(4,711)	-
Comprehensive (loss)		$(444,204)

Balance, March 31, 2007	$1,342,117		23,994,175	$24	2,842,000	$-	$7,405,635	$(5,483)	$(6,058,059)

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(An Exploration Stage Company)
(Unaudited)

			Period
			November 29, 2004
	Three Months Ended		(Date of formation)
	March 31,		through
	2007	2006	March 31, 2007
Cash flows from operating activities:
Net loss	$(439,493)	$(422,721)	$(6,058,059)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	10,821	822	35,730
Non cash fair value of stock	-	-	2,639,304
Bad debt	-	-	30,611
Changes in operating assets
and liabilities:
Increase in current assets	(123,532)	-	(177,007)
Increase (decrease) in other assets	4,394	-	-
Increase in accrued expenses and accounts payable	175,072	40,935	537,219
Net Cash Used in Operating Activities	(372,738)	(380,964)	(2,992,202)

Cash flows from investing activities:
Purchase of property, plant and
equipment	(3,356)	(8,191)	(487,136)
Payment on investment	(432,014)	-	(1,432,014)
Advances to affiliate	-	-	(30,611)
Net Cash Flows Used in Investing
Activities:	(435,370)	(8,191)	(1,949,761)

Cash flows from financing activities:
Proceeds from issuance of common
stock	-	-	1,099,090
Proceeds from borrowings	-	-	360,318
Proceeds from issuance of preferred
stock	647,000	655,000	3,570,000
Repayment of debt	(4,918)	-	(8,678)
Proceeds from related party	-	-	50,000
Net Cash Flows Provided by Financing Activities	642,082	655,000	5,070,730
Effect of exchange rate changes on cash	2,018	-	1,246

Net (decrease) increase in cash	(164,008)	265,845	130,013

Cash - beginning of period	294,021	167,524	-

Cash - end of period	$130,013	$433,369	$130,013

Supplementary information:
Cash paid during the year for:
Interest	$4,196	$-	$23,213
Income taxes	$-	$-	$-

Non-cash financings activities:
Issuance of preferred stock for services	$-	$-	$57,000
Issuance of preferred stock for debt	$-	$-	$27,876
Issuance of common stock for services	$-	$-	$2,577,204
Issuance of common stock for debt	$-	$-	$127,876

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(AN EXPLORATION STAGE COMPANY)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 2007, and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Tekoil & Gas Corporation (the "Company or "Tekoil") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2006 was derived from audited financial statements.

Organization

Tekoil & Gas Corporation (the "Company" or "Tekoil") was incorporated in Delaware. The Company is focused on the acquisition, stimulation, rehabilitation and asset improvement of small to medium sized manageable oil and gas fields throughout North America.

The Company currently operates its business directly, and not through its Tekoil & Gas Corporation Florida subsidiary (“Tekoil-FL”), which continues to exist but has no assets or operations. For the purpose of pursuing its business strategy in the Province of Newfoundland, Canada, on March 29, 2006, the Company formed Tekoil Rig Development Corporation, a wholly-owned Newfoundland Corporation, and on April 19, 2006, the Company qualified to do business in Newfoundland.

The Company is considered an exploration stage enterprise as defined in Financial Accounting Standards Board ("FASB") Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." The Company has no revenue to date, and there is no assurance the exploration, geological, topographical and geophysical studies by the Company will determine whether a well has proven reserves or that the Company will achieve a profitable level of operations.

Basis of Presentation

On June 27, 2005, Pexcon, Inc. ("Pexcon") entered into a share exchange agreement with the shareholders of Tekoil-FL. In connection with the share exchange, Pexcon acquired the assets and assumed the liabilities of Tekoil-FL. For accounting purposes, the share exchange agreement has been treated as a recapitalization of Tekoil-FL (subsidiary) as the acquirer. The financial statements prior to June 27, 2005 are those of Tekoil-FL and reflect the assets and liabilities of Tekoil-FL at historical carrying amounts.

As provided for in the share exchange agreement, the stockholders of Tekoil received 6,949,800 of Pexcon common stock, representing 90% of the outstanding stock after the acquisition, in exchange for the outstanding shares of Tekoil common stock they held, which was accounted for as a recapitalization. Immediately following the share acquisition exchange, Pexcon had a total of 7,722,000 common shares issued and outstanding. The financial statements show a retroactive restatement of Tekoil-FL’s historical stockholders’ equity to reflect the equivalent number of shares of common stock issued in the acquisition.

In addition, the resignation of the former officers and directors of Pexcon took effect upon the close of the share acquisition exchange. The Tekoil Board of Directors became the Board of Directors of Pexcon and Mark Western became President and Chief Executive Officer.

Going Concern

The Company's consolidated financial statements have been prepared on the basis that the Company is a going concern. Subsequent to the balance sheet date, the Company has raised funds to continue its exploration stage. No adjustments to the financial statements have been made.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.

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

Foreign Currency Translation

The functional currency for foreign operations is the local currency. Assets and liabilities of foreign operations are translated at exchange rates as of the balance sheet date and income, expense and cash flow items are translated at the average exchange rate for the applicable period. Translation adjustments are recorded in Cumulative Other Comprehensive Income (Loss).

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

Earnings Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted loss per common share is computed by dividing net loss by the weighed average number of common shares and potential common shares during the specified period. All potentially dilutive securities, which include preferred stock convertible into 8,526,000 and 3,966,000 common shares at March 31, 2007 and 2006, respectively, have been excluded from the computation, as their effect is antidilutive.

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

Stock Based Compensation

The Company issues shares of common stock and preferred stock to employees and non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the consideration issued. For the three months ended March 31, 2007 and 2006, the Company issued no shares.

For the period November 29, 2004 (Date of Formation of the Subsidiary) through March 31, 2007, the Company issued 17,694,214 shares of its common stock and recorded compensation expense of $2,582,304 in connection with the issuance of these shares.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB No. 108 in the fourth quarter of 2006 and adoption of SAB No. 108 did not impact Company’s consolidated financial results.

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

2.	FARMOUT AGREEMENT

On January 4, 2007, the Company executed a Farmout Agreement (“Agreement”) with Newfoundland and Labrador-based Ptarmigan Resources (“Ptarmigan”), in their offshore exploration license EL-1069 (“License”) just north of the Port au Port Peninsula in western Newfoundland.

The Agreement required the Company to pay approximately $214,000 ($250,000 Canadian) to Ptarmigan which was used as a drilling deposit to secure a one year extension granted by the Canada - Newfoundland and Labrador Offshore Petroleum Board (“C-NLOPB”). The drilling deposit is being expensed during 2007. For the three months ended March 31, 2007, the Company expensed $53,500, and the balance of $160,500 included in prepaid expenses on the Company’s balance sheet at March 31, 2007. The Agreement also requires the Company to drill an onshore-to-offshore exploration test-well in 2007 (“Phase 1”), which will test an offshore structure, and as the validation well, will extend the lease until January 2011. The Company will earn a one-third interest (33.3%) in the license for the completion of Phase 1. The Company will then conduct an offshore 3-D seismic program (“Phase 2”) by late 2008, to map in more detail four offshore features already identified by Ptarmigan using 2-D seismic data, which will earn the Company a further 26.7% of the License, for a total ownership of 60%.

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

3.	OTHER ASSETS

	March 31,	December 31,
	2007	2006
Deposit on investment	$1,432,013	$1,000,000
Deposits-other	-	$4,396
	$1,432,013	$1,004,396

a)
On November 13, 2006, the Company executed a Purchase and Sales Agreement with Masters Resources, LLC, and Masters Oil and Gas, LLC, to acquire four properties, consisting of interests in Trinity Bay, Redfish Reef, Fishers Reef and North Point Bolivar Fields, located in Galveston and Chambers Counties in the Galveston Bay, Texas. Total consideration payable by the Company will exceed $50 million and may be as much as $80 million under the terms of the Purchase and Sale Agreement. The Purchase and Sale Agreement provides that the Company must pay a non-refundable sum of $1 million to Masters Resources and Masters Oil and Gas. The agreement further provides for a closing to occur, as amended, in April 2007, which is subject to a number of conditions, including completion of due diligence and arrangement of financing by the Company. On November 27, 2006, the Company paid the $1 million deposit required by the Purchase and Sale Agreement. In addition, costs and expenses to acquire the four properties have been capitalized. Should the Company not proceed with the acquisition of the properties, the Company will write off the related expenses to operations at that date. As of March 31, 2007, the Company has capitalized $432,013 of costs in connection with the proposed acquisition. The Purchase and Sales Agreement has been amended six times to extend the closing date, most recently to on or before May 11, 2007. Payment terms have also been amended such that the cash required to close the transaction is $30 million, and the sellers will be issued nine million shares of Common Stock.

b)
Tekoil and Gas Corporation had an exclusive option on the acquisition for a mining concession with Calcita Dominicana, a Dominican Republic based company from the date of signing through September 30, 2006. An additional deposit of $90,000 per the agreement was due December 1, 2005. In June 2006, the Company terminated its agreement with Calcita Dominicana and wrote off its investment of $10,000, which is included in the Company's consolidated statement of operations for the year ended December 31, 2006.

c)
In May 2006, the Company forwarded $4,396 to a real estate agency as a deposit on property in St. John's, Newfoundland. The transaction was not consummated and the Company received the return of the deposit in February 2007.

4.	PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2007	2006
Building	$347,222	$352,522
Transportation equiment	34,756	35,286
Equipment	24,521	21,229
Furniture and fixtures	68,481	69,233
Leasehold improvements	5,427	5,510
	480,407	483,780
Less: Accumulated depreciation	35,730	24,909
	$444,677	$458,871

Depreciation expense for the three months ended March 31, 2007 and 2006 and the period November 10, 2004 (Date of Formation) through March 31, 2007, amounted to $10,821, $822 and $35,730, respectively.

5.	NOTE PAYABLE - RELATED RATED

On December 15, 2005 the Company issued an unsecured promissory note at prime plus 1% (8.25% at March 31, 2007) to a related party in the amount of $50,000, with principal and interest due at maturity on June 15, 2006. This note was extended to June 30, 2007. At the option of the lender, any time prior to maturity the lender can convert the loan into 50,000 shares of Tekoil and Gas Corporation convertible preferred stock.

After the principal of this Note becomes due, interest shall be payable on demand and shall accrue at a rate of 12% per annum. As additional consideration for the loan, Tekoil issued to the lender 25,000 shares of the Company’s common stock, valued at $8,250, the fair value at the time of issuance. Interest expense for the three months ended March 31, 2007 and 2006 and for the period November 27, 2004 (Date of Formation of the subsidiary) through March 31, 2007 amounted to $1,031, $927 and $4,994, respectively, and, was accrued as at March 31, 2007.

6.	LONG-TERM DEBT

On September 15, 2006, the Company entered into a mortgage agreement with CIBC Mortgages Inc. The Company borrowed $260,318 to purchase a building in St. John's, Newfoundland. The mortgage bears interest equal to the CIBC Prime Rate plus 0.667% (6.667% at March 31, 2007). The mortgage matures September 15, 2011. The mortgage is collateralized by the building in Newfoundland and a personal guarantee by the Company's Chief Financial Officer. The current portion of the mortgage of $4,930 is included in current liabilities on the Company's balance sheet as of March 31, 2007.

The payments now required under the long-term obligations listed above during the years following January 1, 2007, are set below:

2008	4,553
2009	4,867
2010	5,201
2011	6,327
Thereafter	233,427
254,375
Less: current portion	4,930
249,445 $

7.	INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes, (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

At March 31, 2007, the Company has a net operating loss carry-forward of approximately $6,058,000 million which expires in various years through 2020. Deferred income taxes reflect the impact of the net operating carryforwards. In recognition of the uncertainty regarding the ultimate amount of tax benefits to be derived from the Company’s net operating loss carry-forward, the Company has recorded a valuation allowance for the entire amount of the deferred asset.

8.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2007	December 31, 2006
Professional fees	$456,743	$311,660
Payroll expense	44,620	37,421
Interest expense	4,993	3,963
Other	30,862	9,103
	$537,218	$362,147

9.	STOCKHOLDERS' EQUITY

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

Preferred Stock

The Company is authorized to issue 20,000,000 shares of .00000001 par value preferred stock. The Company has designated 3,000,000 of these authorized shares of Preferred Stock as Series A Convertible Preferred Stock. The Board of Directors has the authority, without action by the stockholders, to designate and issue the shares of preferred stock in one or more series and to designate the rights, preferences and each series, any or all of which may be greater than the rights of the Company's common stock. At the time of designation, there was no quoted market price for the Company’s common stock. During the years ended December 31, 2006 and 2005, the Company sold 2,268,000 and 655,000 shares of Series A Preferred Stock and received net proceeds of $2,268,000 and $655,000, respectively. During the three months ended March 31, 2007 the Company sold an additional 647,000 shares and received net proceeds of $647,000. As of March 31, 2007, preferred shareholders converted 790,000 of preferred shares into 2,370,000 shares of common stock. As of March 31, 2007, there were 2,842,000 shares of Series A Preferred Stock outstanding which may be converted into 8,526,000 shares of the Company's common stock.

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

The Company operates in one industry and has two reportable segments. The segments are geographic and include the United States and Canada. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income (loss). The following is a summary of key financial data:

	Three Months Ended
	March 31,
	2007	2006
Revenue from unrelated entity
and country of Company's
domicile:
United States	$-	$-
Canada	-	-
	$-	$-
Total Revenues:
United States	$-	$-
Canada	-	-
	$-	$-
Income (loss) from Operations:
United States	(442,613) $	$(421,794)
Canada	8,290	-
	$(434,323)	$(421,794)

11.	RELATED PARTY TRANSACTIONS

On November 8, 2006, the Company issued 1,000,000 shares of Common Stock valued at $.33 per share (the fair value at the time of the issuance) to Gerald Goodman, the Company's Chief Financial Officer, in exchange for Mr. Goodman's personal guarantee of the following obligations of the Company: (i) credit card debts of the Company and/or its subsidiaries and related entities in the amount of fifty thousand dollars ($50,000), (ii) a mortgage and promissory note related to property owned by the Company and/or its subsidiaries and related entities in Newfoundland, Canada, in the amount of Two hundred sixty four thousand three hundred seventy four dollars ($264,374), (iii) a credit line of the Company and/or its subsidiaries and related entities in the amount of fifty thousand dollars ($50,000).

12.	SUBSEQUENT EVENTS

a)
During the period subsequent to March 31, 2007, the Company conducted private placements pursuant to it which it sold 450,000 shares of Series A Preferred Stock at a price per share of $1.00, which may be converted into 1,350,000 shares of the Company's common stock.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Important Considerations Related to Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements". All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words "believe", "intend", "expect", "anticipate", "project", "estimate", "predict" and similar expressions are also intended to identify forward-looking statements.

These forward-looking statements include, among others, such things as:

•	plans and objectives of our management for future operations relating to our products and services;
•	plans and objectives of our management for our future economic performance;
•	amounts and nature of future capital expenditures;
•	wells to be drilled and reworked;
•	anticipated oil and gas prices and demand;
•	exploitation and exploration prospects;
•	estimates of proved oil and gas reserves;
•	reserve potential;
•	development and infill drilling potential;
•	expansion and other development trends of the oil and gas industry;
•	business strategy;
•	productions of oil and gas reserves;
•	planned asset sales or disposition;
•	plans for capital raising and financing; and
•	expansion and growth of our business and operations.

FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN “PART I, ITEM 1. - DESCRIPTION OF BUSINESS - RISK FACTORS” CONTAINED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 2007. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY’S STOCK.

Forward-looking statements included or incorporated by reference in this Form 10-QSB are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including, but not limited to, the following:

•	risk factors discussed in the Company's Form 10-KSB;
•	oil and gas prices;
•	exploitation and exploration successes;
•	continued availability of capital and financing;
•	general economic, market or business conditions;
•	acquisitions and other business opportunities (or lack thereof) that may be presented to and pursued by us;
•	changes in laws or regulations; and
•	other factors, most of which are beyond our control.

Consequently, all the forward-looking statements made in this report and in the documents we incorporate by reference are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operation. In light of the significant uncertainties inherent in such forward-looking statements, their inclusion should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

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

Plan of Operation

Forecasted Activities April 2007 to March 2008

We have identified the following objectives for the 12-month period ending March 31, 2008:

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

We are interested in two offshore licenses. One exploration license, EL #1070, which is currently issued to another operator, has been granted an extension from the Canada-Newfoundland and Labrador Offshore Petroleum Board (the “Petroleum Board”) until January 15, 2008. During this extended time period, the operator must drill a validating well. If the operator fails to meet the terms and conditions of the extension, the license will revert back to the Crown (the government), and we will then express an interest in having the land included in the next Request for Bids. If the operator complies with the conditions, the license will be extended for a secondary term of an additional four years.

The second offshore license in which we are interested is EL #1071. This license was previously owned by Canadian Imperial, but it reverted back to the Crown on January 15, 2007. We will express an interest in this area, and we anticipate that it will be available in the Petroleum Board’s next Request for Bids, which usually occurs every March.

We also have one onshore area of interest. Lease 2002-01, presently held by PDI Production (“PDIP”) is set to expire on August 13, 2007. If PDIP fails to meet the terms and conditions of this lease area, it will automatically revert back to the Crown. Unlike the Petroleum Board, the provincial Department of Natural Resources, which manages onshore activities, is sporadic in its Request for Bids process. This is mainly due to less interest in the onshore area, as compared to the already viable offshore area. We have already expressed an interest in this area and are optimistic about the opportunity to bid on this area when presented by the Department.

We are currently in the process of confirming the environmental approval amendment procedures for the applications submitted to date to expand and include prospective offshore acreage surrounding the Port au Port peninsula. We have made significant progress towards obtaining environmental approvals for an exploration license to conduct the 3D seismic survey over the onshore prospects. On May 2, 2006, the Department of Environment and Conservation issued a letter regarding our Port au Port Peninsula 3D seismic survey, along with a summary of comments received from various reviewing agencies during the review period. The letter released our proposed 3D seismic survey from further environmental assessment by the Department, subject to the approval of an Environmental Protection Plan prior to the commencement of the survey. On November 21, 2006, the Company announced that its application for expansion of its original 3D seismic program had been increased from approximately 240 sq km to approximately 500 sq km and released from further environment assessment by the Newfoundland and Labrador Department of Environmental Conservation. The Company is in the final stages with the Petroleum Board to complete its approvals for the offshore component of the program.

To further cement our presence in Newfoundland, we have formed a wholly-owned Canadian subsidiary, Tekoil Rig Development Corporation, opened our Canadian headquarters in St. John’s and appointed Donna Parsons as Vice-President, Corporate Relations. We are talking to a number of companies and institutions concerning the long-term financing for the Company’s operations, and we will continue to do so. We are engaged in ongoing discussions with the provincial technical college to create training programs for the rig refurbishment business.

Jim Howdle, our contracted rig refurbishment expert, continues to monitor the availability of used, inactive rigs, and he is confident that once we have secured funding for this program, he will be able to act expeditiously to obtain such a rig.

On November 13, 2006, the Company executed a Purchase and Sale Agreement with Masters Resources, LLC, and Masters Oil and Gas, LLC, to acquire four properties, consisting of interests in Trinity Bay, Redfish Reef, Fishers Reef and North Point Bolivar Fields, located in Galveston and Chambers Counties in the Galveston Bay, Texas. The Company is in its final due diligence for completing the acquisition, with the closing extended to May 11, 2007.

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

Liquidity and Capital Resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception through March 31, 2007, we have expended approximately $5.3 million for operating and investing activities, which has been funded by investments of approximately $5.0 million from our shareholders and $0.5 million from borrowings.

Our cash balance as of March 31, 2007, was $130,013, which decreased from $294,021 as of December 31, 2006. The decrease to our cash balance was attributable to approximately $.6 million raised by the Company through private placements of Series A Convertible Preferred Stock in 2006, offset by increased operating expenses during the three months ended Mach 31, 2007. Subsequent to December 31, 2006, the Company raised an additional $275,000 through private placements. Management believes the Company needs to raise additional funds to meet its current operations for the next twelve months. The Company is in its final due diligence of completing its acquisition of Masters Resources, LLC and Masters Oil and Gas, LLC. Total consideration to be paid by Tekoil at closing has been agreed at $50.0 million. The Company authorized a leading New York-based financial institution to proceed with an accelerated due diligence investigation and to seek internal credit approval for a contemplated $50.0 million multiple advance, senior secured four year credit facility, with limited availability of $30.0 million in support of the Masters acquisition. The term sheet contemplates that the credit facility will be conditioned upon the Company completing a minimum $20.0 million equity financing, with standard covenants and conditions including satisfactory due diligence reviews and regulatory approval, and other conditions, which the potential lender may deem appropriate. The Company will accomplish this by issuing the seller nine million shares of the Company’s common stock.

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

We will need to raise additional capital of approximately $35 million to proceed with the 3D seismic program and the drilling of two wells. We will also need to raise an additional $15 million to proceed with our drilling rig refurbishment program. To date, the Company has generated no revenues. We are currently in negotiations with various investors, primarily for debt financing, but there can be no assurance that such funds will be available to us or that adequate funds from debt or equity financing will be available when needed or on terms satisfactory to us. We will continue to sell shares of our Series A Preferred Stock or Common Stock from time to time. Our failure to obtain adequate additional financing may require us to delay or curtail some or all of our business efforts. Additional equity financing may involve substantial dilution to our existing shareholders.

During the past three years, we have sold private placement shares of our Series A Convertible Preferred Stock at the offering price of $1.00 per share. We may continue to sell unregistered securities from time to time.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of April 17, 2007, the Company issued 90,000 unregistered shares of its Common Stock, par value $0.000001 per share (“Common Stock”), to Barry Radolan, in exchange for his waiver of his put rights with respect the 210,000 unregistered shares of Common Stock that were sold to him on November 20, 2006, as reported in the Company’s current report on Form 8-K dated November 20, 2006, and filed on November 27, 2006. No underwriters took part in these sales of unregistered shares of Common Stock, and no underwriting discounts or commissions were paid. The Company’s sales of these unregistered shares of Common Stock were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and the safe harbor provided by Rule 506 of Regulation D promulgated under the Act, in that the sales did not involve any public offering. Mr. Radolan is an “accredited investor” as defined in Rule 501 of Regulation D; and, consequently, the Company did not provide him information of the type described in Rule 502(b)(2) of Regulation D. Neither the Company nor any person acting on its behalf offered or sold these unregistered shares of Common Stock by any form of general solicitation or general advertising. Mr. Radolan represented to the Company (i) that he was acquiring such shares for his own account and not with a view to the sale or distribution thereof, (ii) that he understood that such shares had not been registered under the Act and, therefore, could not be resold unless they were subsequently registered under the Act or unless an exemption from registration was available; and (iii) that a legend would be placed on the certificate evidencing such shares stating that the shares had not been registered under the Act and setting forth the restrictions on transferability and sale of the shares. All stock certificates representing such shares were issued with a restrictive legend, and the Company filed notices on Form D with the SEC.

During the period covered by this report and through the date of this report, the Company made the following sales of unregistered shares of its Series A Convertible Preferred Stock, par value $0.00000001 per share (“Series A Preferred Stock”), at the offering price of $1.00 per share:

Name of Purchaser	No. of Shares	Proceeds of Sale (in Dollars)	Date of Issuance

A. Muffi Family Revocable Trust UTD 02/27/03	10,000	10,000	January 2, 2007
Ballestero, Edward	20,000	20,000	January 2, 2007
Ballestero, Edward	50,000	50,000	February 26, 2007
Ballestero, Edward	50,000	50,000	March 30, 2007
Ballestero, Edward	70,000	70,000	April 4, 2007
Baum, Kevin and Lisa A. Vecchio, as tenants by the entirety	5,000	5,000	February 22, 2007
Bennett, Daniel J.	5,000	5,000	January 16, 2007
Boniello, Ralph W.	5,000	5,000	January 2, 2007
Bradley, Robert	5,000	5,000	January 2, 2007

Bradley, Robert T.	5,000	5,000	January 2, 2007
Branz, Karen S.	5,000	5,000	January 2, 2007
Bulla, Lenny	5,000	5,000	March 30, 2007
Connellan, Thomas K. (issued as Fiserv ISS & Co. FBO The Connellan Group Inc. Roth 401K Acct. 007901520002)	20,000	20,000	January 2, 2007
Copeland, Todd E.	15,000	15,000	January 9, 2007
DiLascia, Vincent A.	5,000	5,000	January 2, 2007
Eastmond, Thomas	10,000	10,000	January 2, 2007
Economou, Brian	5,000	5,000	January 2, 2007
Fair, Rodney	5,000	5,000	March 30, 2007
Fairbrother, Faith	5,000	5,000	January 2, 2007
Genzianelli, Frank J.	50,000	50,000	February 26, 2007
Harrison, Steve	20,000	20,000	January 9, 2007
Hussein, Khaled	10,000	10,000	February 26, 2007
Iamaio, Mike	5,000	5,000	March 30, 2007
Indiveri, David	10,000	10,000	March 30, 2007
Jennings, Bob	5,000	5,000	January 2, 2007
Kalidas, Amar	20,000	20,000	February 26, 2007
Kalidas, Dinesh	85,000	85,000	February 26, 2007
Kalidas, Poonam	20,000	20,000	February 26, 2007
Kalidas, Vinod	15,000	15,000	February 26, 2007
Kenney, Joan M. or Lisa A. Vecchio	10,000	10,000	February 13, 2007
Kenney, John A. or Joan M. JT	5,000	5,000	February 22, 2007
Knight, Robert L.	30,000	30,000	March 30, 2007
Knight, Robert L.	60,000	60,000	April 14, 2007
Knight, Robert L.	10,000	10,000	January 16, 2007
Korenek, Alfred J.	10,000	10,000	January 17, 2007
Korenek, Alfred J.	15,000	15,000	March 30, 2007
Korenek, Alfred J.	60,000	60,000	April 4, 2007
Lasher, Dale	10,000	10,000	January 12, 2007
Lawrence, Brent	10,000	10,000	January 2, 2007
Licina, Philip	20,000	20,000	March 30, 2007
Lovera, Catherine	5,000	5,000	January 2, 2007
Matthews, Ching J. & Ian	5,000	5,000	April 4, 2007
McDaniel, Gary	10,000	10,000	January 2, 2007
Michola, Doulgas	10,000	10,000	March 30, 2007
Michola, Doulgas	5,000	5,000	April 4, 2007
Misch, Will	5,000	5,000	March 30, 2007
Mogollon, Carlos A.	10,000	10,000	January 2, 2007
Mongollon, Carlos	5,000	5,000	January 10, 2007
Muffi, Dora F.	10,000	10,000	January 2, 2007
Mui, Yatte	5,000	5,000	January 2, 2007
Mullins, D.K.	10,000	10,000	January 2, 2007
Nigri, Robert L.	25,000	25,000	March 30, 2007
Nigri, Robert L.	25,000	25,000	April 4, 2007
Nevins, Michelle	5,000	5,000	January 2, 2007

Osborne, Robert W.	15,000	15,000	April 6, 2007
O’Neil, Matt	5,000	5,000	January 2, 2007
OTS Investments, LLC	10,000	10,000	April 4, 2007
Panken, Howard	5,000	5,000	January 2, 2007
Park, James M.	5,000	5,000	March 30, 2007
Piccirollo, Peter	5,000	5,000	March 30, 2007
Radolan, Barry	50,000	50,000	January 2, 2007
Radolan, Xiaoli	5,000	5,000	April 4, 2007
Roberti, Gregg & Laurie	10,000	10,000	January 2, 2007
Ruperto, Francisco, Jr.	10,000	10,000	January 9, 2007
Saunders, Jan	5,000	5,000	March 30, 2007
Shea, John	23,000	23,000	January 2, 2007
Shea, John	27,000	27,000	March 7, 2007
Siemash, Walter E.	10,000	10,000	January 10, 2007
Siemash, Walter E.	5,000	5,000	March 30, 2007
Siemash, Walter E.	5,000	5,000	April 4, 2007
Virelles, Alexander D.	10,000	10,000	January 2, 2007
Vishay Management Group, Inc.	5,000	5,000	January 2, 2007
Walsh, Gregory J.	10,000	10,000	January 9, 2007
Whelan, Michael J.	15,000	15,000	April 4, 2007

No underwriters took part in these sales of unregistered shares of Series A Preferred Stock, and no underwriting discounts or commissions were paid. The Company’s sales of these unregistered securities were made in reliance on Section 4(2) of the Act and the safe harbor provided by Rule 506 of Regulation D promulgated under the Act, in that the sales did not involve any public offering. All purchasers of these unregistered shares of Series A Convertible Preferred Stock were “accredited investors” as defined in Rule 501 of Regulation D, based upon representations made by such purchasers to the Company; and, consequently, the Company did not provide such purchasers information of the type described in Rule 502(b)(2) of Regulation D. Neither the Company nor any person acting on its behalf offered or sold these unregistered shares of Series A Preferred Stock by any form of general solicitation or general advertising. Each purchaser of these unregistered shares of Series A Preferred Stock represented to the Company (i) that such purchaser was acquiring such shares for the purchaser’s own account and not with a view to the sale or distribution thereof, (ii) that such purchaser understood that such shares had not been registered under the Act and, therefore, could be resold unless they were subsequently registered under the Act or unless an exemption from registration was available; and (iii) that a legend would be placed on the certificate evidencing such shares stating that the shares had not been registered under the Act and setting forth the restrictions on transferability and sale of the shares. All stock certificates representing such shares were issued with a restrictive legend, and the Company filed notices on Form D with the SEC and the relevant state securities regulators.

Each holder of shares of Series A Preferred Stock has the right, at its option and without further payment, to convert any or all of its shares of Series A Preferred Stock into fully paid and non-assessable shares of Common Stock at the rate of three (3) shares of Common Stock for each share of Series A Preferred Stock. Each share of Series A Preferred Stock will automatically convert into three (3) shares of Common Stock (i) immediately prior to a liquidation of the Company; (ii) immediately prior to an initial public offering by the Company; or (iii) at any time after July 29, 2006, at the sole discretion of the Company’s Board of Directors. The number and type of securities to be received upon conversion of the Series A Preferred Stock are subject to certain anti-dilution adjustments. The terms of the Series A Preferred Stock are fully set forth in a Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on August 2, 2005, as amended by an Amendment to Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on February 22, 2006, and as further amended by a Second Amendment to Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on June 12, 2006.

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

10.27	-
Fifth Amendment to Purchase and Sale Agreement dated effective April 12, 2007, between Tekoil and Gas Gulf Coast, LLC, and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.27 to the Company's Form 8-K dated April 12, 2007, and filed with the SEC on April 18, 2007)*

10.28	-
Sixth Amendment to Purchase and Sale Agreement executed on April 30, 2007, and dated effective April 24, 2007, between Tekoil and Gas Gulf Coast, LLC, and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.28 to the Company's Form 8-K dated April 30, 2007, and filed with the SEC on May 3, 2007)*

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

TEKOIL & GAS CORPORATION

Date: May 7, 2007	By:	/s/ Mark S. Western
Mark Western President and Chief Executive Officer

Date: May 7, 2007	By:	/s/ Gerald Goodman
Gerald Goodman Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description

3.1	-	Certificate of Incorporation of the Company and all Amendments thereto (filed as Exhibit 2.1 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

3.2	-	Bylaws of the Company (filed as Exhibit 2.2 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

4.1	-	Article Fourth of the Certificate of Incorporation of the Company, as amended (filed as part of Exhibit 2.1 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

4.2	-	Articles II, III, VIII and XI of the Bylaws of the Company (filed as part of Exhibit 2.2 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

4.3	-	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock (filed as Exhibit 3.3 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006)*

4.4	-
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

10.27	-
Fifth Amendment to Purchase and Sale Agreement dated effective April 12, 2007, between Tekoil and Gas Gulf Coast, LLC, and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.27 to the Company's Form 8-K dated April 12, 2007, and filed with the SEC on April 18, 2007)*

10.28	-
Sixth Amendment to Purchase and Sale Agreement executed on April 30, 2007, and dated effective April 24, 2007, between Tekoil and Gas Gulf Coast, LLC, and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.28 to the Company's Form 8-K dated April 30, 2007, and filed with the SEC on May 3, 2007)*

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