Form 10QSB
period 2007-06-30
TEKOIL & GAS CORP
filed 2007-08-14
CIK 1368154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________to_________

Commission File Number:  0-52100

TEKOIL & GAS CORPORATION
Exact name of small business issuer as specified in its charter)

DELAWARE	34-2035350
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25050 I-45 NORTH, STE 528, THE WOODLANDS, TEXAS	77380
(Address of principal executive offices)	(Zip Code)

 (281) 304-6950
Issuer's telephone number)

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
Yes ☐     No ☒

At August 10, 2007, there were 45,017,177 shares of Common Stock, $0.000001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

TEKOIL & GAS CORPORATION
TABLE OF CONTENTS

PART I		FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements.	1

		Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006	2

		Consolidated Statements of Operations for the Six and Three Months Ended June 30, 2007 and 2006 (Unaudited)	3

		Consolidated Statements of Stockholders' Equity for the period January 1, 2006 through June 30, 2007 (Unaudited)	4

		Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (Unaudited)	5-6

		Notes to Unaudited Consolidated Financial Statements	7-19

	Item 2.	Management's Discussion and Analysis or Plan of Operation.	20-27

	Item 3.	Controls and Procedures.	27

PART II		OTHER INFORMATION

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28-33

	Item 5.	Other Information.	33

	Item 6.	Exhibits.	33-37

		Signatures	38

PART I — FINANCIAL INFORMATION

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

The results of operations for the six and three months ended June 30, 2007 and 2006 are not necessarily indicative of the results for the entire fiscal year or for any other period.

TEKOIL & GAS CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$523,220	$294,021
Accounts receivable	2,057,418	-
Prepaid expenses	619,160	53,475
Total Current Assets	3,199,798	347,496

Property, plant and equipment - net	46,900,517	458,871
Other assets	-	1,004,394

TOTAL ASSETS	$50,100,315	$1,810,761

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,472,570	$-
Accrued expenses	561,225	362,147
Note payable - related party	50,000	50,000
Current portion of long-term debt	2,465	4,261
Total Current Liabilities	2,086,260	416,408

Long-term Liabilities:
Royalties payable	1,900,000	-
Long-term debt - less current portion above	20,488,269	255,032
Total Long-term Liabilities	22,388,269	255,032

TOTAL LIABILITIES	24,474,529	671,440

Minority interest in consolidated subsidiary	7,590,132	-

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $.00000001
par value, authorized
20,000,000 shares

Series A Convertible Preferred Stock
1,737,000 and 2,985,000 shares outstanding
at June 30, 2007 and December 31,
2006, respectively	-	-

Common stock, par value .000001
authorized 200,000,000 shares; 39,854,508 and
21,624,175 shares issued and outstanding at
June 30, 2007 and December 31, 2006, respectively	39	22

Additional paid-in capital	25,527,371	6,758,637

Accumulated other comprehensive income (loss)	9,756	(772)

Deficit	(7,501,512)	(5,618,566)

Total Stockholders' Equity	18,035,654	1,139,321

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,100,315	$1,394,353

See notes to unaudited consolidated
financial statements.

TEKOIL & GAS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues

Oil sales	$1,318,910	$-	$1,318,910	$-
Gas sales	607,213	-	607,213	-
Transportation income	229,564	-	229,564	-

Total revenues	2,155,687	-	2,155,687	-
Less: Production taxes	122,988	-	122,988	-

Net revenues	2,032,699	-	2,032,699	-

Cost and expenses:
Leasehold operating expenses	905,874	-	905,874	-
Workover costs	400,136	-	400,136	-
Selling, general and administrative expenses	1,551,985	1,045,399	1,128,540	623,605
Depreciation, depletion and amortization	387,574	-	376,753	-
	3,245,569	1,045,399	2,811,303	623,605

Loss from operations	(1,212,870)	(1,045,399)	(778,604)	(623,605)

Other income (expense)
Other income	3,533	-	3,533	-
Interest expense	(894,324)	(1,906)	(889,097)	(979)
	(890,791)	(1,906)	(885,564)	(979)

Loss before minority interest	(2,103,661)	(1,047,305)	(1,664,168)	(624,584)

Minority interest share of (loss) of
consolidated subsidiary	220,715	-	220,715	-

Loss before provision for income taxes	(1,882,946)	(1,047,305)	(1,443,453)	(624,584)

Provision for income taxes	-	-	-	-

Net loss	$(1,882,946)	$(1,047,305)	$(1,443,453)	$(624,584)

Loss per common share - basic and diluted	$(0.08)	$(0.06)	$(0.06)	$(0.03)

Weighted average number of common shares
outstanding - basic and diluted	24,858,005	17,500,079	25,712,343	17,527,844

See notes to unaudited consolidated
financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)
			Common Stock		Series A Preferred Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)
	Total	Comprehensive (Loss)	No of shares	Amount	No of shares	Amount			Deficit
Balance, January 1, 2006	$111,415		17,472,005	$17	667,000	$-	$2,763,438	$-	$(2,652,040)

Sale of common stock	1,050,000		2,205,000	3			1,049,997	-

Sale of preferred stock	2,268,000		-	-	2,268,000	-	2,268,000	-	-

Issuance of preferred stock for services (valued at $1.00 per share)	50,000		-	-	50,000	-	50,000	-	-

Issuance of common stock for services (valued at $0.33 per share)	627,204		1,947,170	2	-	-	627,202	-	-

Net loss	(2,966,526)	$(2,966,526)	-	-	-	-	-	-	(2,966,526)

Currency translation adjustment - net of taxes	(772)	(772)	-	-	-	-	-	(772)	-
Comprehensive (loss)		$(2,967,298)

Balance, December 31, 2006	1,139,321		21,624,175	22	2,985,000	-	6,758,637	(772)	(5,618,566)

Sale of preferred stock	1,092,000		-	-	1,092,000	-	1,092,000	-	-

Conversion of preferred stock into common stock	1		7,035,000	7	(2,340,000)	-	(6)	-	-

Sale of common stock	1,365,250		1,820,333	1	-	-	1,365,249	-	-

Issuance of 9,000,000 shares of stock for acquisition	15,900,000		9,000,000	9			15,899,991

Issurance of 900,000 warrants (valued at $20.44 per share)	400,000						400,000

Issuance of 375,000 shares (valued at $1,10 per share)	-		375,000				-

Stock based compensation	11,500						11,500

Net loss	(1,882,946)	$(1,882,946)	-	-	-	-	-	-	(1,882,946)

Currency translation adjustment - net of taxes	10,528	10,528	-	-	-	-	-	10,528	-
Comprehensive (loss)		$(1,872,418)

Balance, June 30, 2007	$18,035,654		39,854,508	$39	1,737,000	$-	$25,527,371	$9,756	$(7,501,512)

See notes to unaudited consolidated
financial statements.

TEKOIL & GAS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,882,946)	$(1,047,305)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	407,662	7,648
Minority interest loss	(220,715)	-
Stock based compensation	11,500	-
Accretion on long term debt	325,181	73,634
Changes in operating assets and liabilities	52,939	122,892
Net Cash Used in Operating Activities	(1,306,379)	(843,131)

Cash flows from investing activities:
Purchase of property, plant and
equipment	(78,597)	(112,068)
Payment on acquisition	(30,637,014)	-
Purchase of oil and gas properties	(233,697)	-
Net Cash Flows Used in Investing
Activities:	(30,949,308)	(112,068)

Cash flows from financing activities:
Proceeds from issuance of common
stock	1,365,251	-
Proceeds from borrowings	30,000,000	-
Proceeds from issuance of preferred
stock	1,092,000	1,060,000
Repayment of debt	(2,251)	-
Net Cash Flows Provided by Financing Activities	32,455,000	1,060,000

Effect of exchange rate changes on cash	29,886	4,517

Net increase in cash	229,199	109,318

Cash - beginning of period	294,021	167,524

Cash - end of period	$523,220	$276,842

See notes to unaudited consolidated
financial statements.

TEKOIL & GAS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Supplementary information:
Cash paid during the year for:
Interest	$521,190	$-
Income taxes	$-	$-

Non-cash financings activities:
Issuance of preferred stock for services	$-	$50,000
Issuance of common stock for services	$-	$23,634

Changes in operating assets and liabilities consists of the following:
Increase in accounts receivable	$(2,057,418)	$-
Increase in prepaid expenses	(565,685)	-
Decrease in other assets	1,004,393	5,506
Increase in accrued expenses and accounts payable	1,671,649	117,386

	$52,939	$122,892

Details of acquisition:
Fair value of net assets received	$46,537,014
Less:
Issuance of common stock	(15,900,000)
Cash paid for acquisition	$30,637,014

See notes to unaudited consolidated
financial statements.

TEKOIL & GAS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of June 30, 2007, and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Tekoil & Gas Corporation (the "Company or "Tekoil") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2006 was derived from audited financial statements.

Organization

Tekoil & Gas Corporation (the "Company" or "Tekoil") was incorporated in Delaware. The Company is focused on the acquisition, stimulation, rehabilitation and asset improvement of small to medium sized manageable oil and gas fields throughout North America.

The Company currently operates its business directly, and not through its Tekoil & Gas Corporation Florida subsidiary (“Tekoil-FL”), which continues to exist but has no assets or operations. For the purpose of pursuing its business strategy in the Province of Newfoundland, Canada, on March 29, 2006, the Company formed Tekoil Rig Development Corporation, a wholly-owned Newfoundland Corporation, and on April 19, 2006, the Company qualified to do business in Newfoundland. In May 2007, the Company completed the acquisition of four oil and gas properties in Galveston Bay, Texas, through its majority-owned subsidiary, Tekoil and Gas Gulf Coast, LLC.

As of May 11, 2007, the Company is no longer considered an exploration stage enterprise, as defined in Financial Accounting Standards Board ("FASB") Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." The Company commenced operations in Galveston Bay, Texas, and purchased proven reserves of oil and gas.

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

In addition, the resignation of the former officers and directors of Pexcon took effect upon the close of the share exchange. The Tekoil Board of Directors became the Board of Directors of Pexcon, and Mark Western became President and Chief Executive Officer.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All inter-company transactions and balances have been eliminated. For those consolidated subsidiaries in which the Company's ownership is less than 100 percent (100%), the outside stockholders' interests are shown as minority interests. The minority ownership of the Company’s earnings or loss is classified as “Minority interest in earnings or loss of consolidated subsidiaries” in the consolidated statement of operations.

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

Foreign Currency Translation

The functional currency for foreign operations is the local currency. Assets and liabilities of foreign operations are translated at exchange rates as of the balance sheet date, and income, expense and cash flow items are translated at the average exchange rate for the applicable period. Translation adjustments are recorded in Cumulative Other Comprehensive Income (Loss).

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and accrued expenses.

The Company's cash and cash equivalents are concentrated primarily in one bank in the United States. At times, such deposits could be in excess of insured limits. Management believes that the financial institution that holds the Company financial instrument is financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments.

The Company grants credit to customers based on an evaluation of the customer’s financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company controls its exposure to credit risk through credit approvals and monitoring procedures.

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Revenue is recognized when the product has been delivered and title and risk of loss has passed to the customer, collection of the resulting receivable is deemed reasonably assured by management, persuasive evidence of an arrangement exists and the sale price is fixed and determinable.

Earnings Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted loss per common share is computed by dividing net loss by the weighed average number of common shares and potential common shares during the specified period. All potentially dilutive securities, which include preferred stock convertible into 5,211,000 and 5,181,000 common shares at June 30, 2007 and 2006, respectively, and options and warrants convertible into 7,900,000 shares at June 30, 2007 have been excluded from the computation, as their effect is antidilutive.

Property, Plant and Equipment

Successful Efforts Method
The Company accounts for its crude oil and natural gas properties under the successful efforts method of accounting. Under this method, costs to acquire mineral interests in crude oil and natural gas properties, to drill and equip exploratory wells that find proved reserves and to drill and equip development wells are capitalized. Capitalized costs of producing crude oil and natural gas properties are amortized to operations by the unit-of-production method based on proved developed crude oil and natural gas reserves on a property-by-property basis as estimated by Company engineers. Upon sale or related accumulated depreciation, depletion and amortization ("DD&A") are eliminated from the accounts and the resulting gain or loss is recognized. Repairs and maintenance are expensed as incurred.

Proved Properties
In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews proved oil and gas properties and other long-lived assets for impairment when events and circumstances indicate a decline in the recoverability of the carrying value of such properties, such as a downward revision of the reserve estimates or commodity prices. The Company estimates the future cash flows expected in connection with the properties and compares such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable. When the carrying amounts of the properties exceed their estimated undiscounted future cash flows, the carrying amount of the properties is written down to their estimated fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, and timing of future production, future capital expenditures and a risk-adjusted discount rate.

Unproved Properties
Individually significant unproved properties are also periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Cash flows used in the impairment analysis are determined based on management's estimates of crude oil and natural gas reserves, future commodity prices and future costs to extract the reserves. Cash flow estimates related to probable and possible reserves are reduced by additional risk-weighting factors. Other individually insignificant unproved properties are amortized on a composite method based on the Company's experience of successful drilling and average holding period.

Properties Acquired in Masters Resources Acquisition
On May 11, 2007, the Company’s majority-owned subsidiary, Tekoil and Gas Gulf Coast, LLC, completed the acquisition from Masters Resources, LLC, and Masters Oil and Gas, LLC, of four properties in Galveston Bay, Texas. In determining the fair values of Masters Resources proved and unproved properties, the Company prepared estimates of crude oil and natural gas reserves. The Company estimated future prices to apply to the estimated reserve quantities acquired, and estimated future operating and development costs, to arrive at estimates of future net revenues. For the fair value assigned to proved reserves, the future net revenues were discounted using a market-based weighted average cost of capital rate determined appropriate at the time of the merger. To compensate for the inherent risk of estimating and valuing unproved reserves, the discounted future net revenues of probable and possible reserves were reduced by additional risk weighting factors.

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

New Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities using fair value. This standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” providing companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

2.	ACQUISITION

On May 11, 2007, the Company’s majority-owned subsidiary, Tekoil and Gas Gulf Coast, LLC (the “Subsidiary”), and Masters Resources, LLC, and Masters Oil and Gas, LLC (together the “Sellers”), closed on a Purchase and Sale Agreement, dated effective as of October 1, 2006, as subsequently amended (the “Purchase Agreement”) to acquire four oil and gas properties (the “Properties”), consisting of interests in Trinity Bay, Redfish Reef, Fishers Reef, and North Point Bolivar Fields, located in Galveston and Chambers Counties in Galveston Bay, Texas (the “Masters Acquisition”).

The Properties include 34 producing wells with 33 PDNP (proved non-producing) opportunities and more than 64 PUD (proved undeveloped) opportunities. There are 24,261 gross acres included in the Properties, as well as transportation and processing infrastructure.

In exchange for conveyance of the Properties to the Subsidiary, the Sellers received approximately $30 million dollars in cash (subject to adjustment for an effective date of transfer of October 1, 2006, a $1 million dollar holdback for potential claims and prorations of closing costs), nine million restricted shares of the Company’s common stock, $0.000001 par value (the “Common Stock”), and conveyance of certain overriding royalty interests in the Properties (the “Royalties”). The shares of Common Stock issued to the Sellers were initially restricted but subject to a previously executed Registration Rights Agreement between the Company and the Sellers, and the Company has filed a registration statement on Form SB-2 to permit the resale of such shares of Common Stock.

The Royalties consist of (i) a declining royalty which is initially 6% on proved undeveloped, proved non-producing Properties, and any present or future well completed in and producing from any zone or formation not presently producing or capable of producing within the Properties, which royalty reduces to 4% and 2%, respectively, after $20 million dollars and $10 million dollars, respectively, are paid on the declining royalty and the fixed royalty described below, together; (ii) a fixed royalty which is initially 3% on current proved producing Properties, which royalty reduces to 2% when the $30 million threshold described immediately above is achieved; and (iii) an additional royalty of 2% on all Properties for a term of 3 years. The Royalties are subject to a deed of trust in favor of the Company securing an indemnity agreement relating to the potential claims described above.

The cash portion of the consideration to the Sellers was paid with $30 million of a $50 million Senior Secured Credit Facility (the “Loan”) arranged by Goldman Sachs E & P Capital, a division of Goldman Sachs & Co. The terms of the Loan were set forth in a Credit and Guaranty Agreement dated as of May 11, 2007 (the “Credit Agreement”), by and among the Subsidiary, the Company and the other Guarantors (defined therein) party thereto from time to time, the Lenders (defined therein) party thereto from time to time, J. Aron & Company, as Lead Arranger and as Syndication Agent, and J. Aron & Company, as Administrative Agent for the Lenders.

The $30 million funded portion of the Loan is guaranteed by the Company and secured by the Properties, has a term of 48 months, bears interest at an initial rate of libor plus 800 basis points (13% at June 30, 2007), and is amortized by available net cash flow from the Properties (after payment of certain related lease operating and overhead expenses, a portion of which are allowed to the Company under certain circumstances). In addition, the Lenders or their affiliates received a 50-basis-point funding fee on amounts advanced ($150,000); a 2% overriding royalty interest in the Properties; a warrant to purchase 900,000 shares of Common Stock at a strike price of $0.50 per share over a five-year term and subject to a registration rights agreement (the Company has filed a registration statement to permit the resale of the shares subject to the warrant); a 25% ownership interest in the Subsidiary (the other 75% being held by the Company), which interest is non-dilutable until the Company contributes $7.5 million in additional capital for expenditures related to the Properties; and certain rights to participate in future debt and equity financings of the Company.

The Company was required to contribute the $7.5 million detailed above to the Subsidiary within 90 days following the closing to cover certain agreed development expenditures and raise an additional $5 million dollars for the Company within 180 days following the closing, in each case in order to avoid a default under the Loan. The 90-day deadline for the $7.5 million contribution has been extended until August 31, 2007, and the default associated therewith has been waived. As a part of the Loan transaction, the Subsidiary entered into certain hedging transactions with respect to the pricing of its oil and gas production and certain insurance coverage as described in the Credit Agreement. The Loan documents contain other customary representations, warranties, covenants and events of default.

On July 3, 2007, the Subsidiary, the Company, the Lenders, J. Aron & Company, as Lead Arranger and as Syndication Agent, and J Aron & Company, as Administrative Agent for the Lenders, entered into Amendment No. 1 and Waiver with respect to the Credit Agreement (“Amendment No. 1”). Amendment No. 1 amended the Credit Agreement by providing an additional loan thereunder to the Subsidiary in the amount of $6,752,200 (the “July 2007 Uncommitted Loan”). The purposes of the July 2007 Uncommitted Loan are (i) to enable the Subsidiary to meet the requirements of Amegy Bank National Association (“Amegy”) for the issuance to the Subsidiary of an Irrevocable Documentary Blanket Letter of Credit in favor of the Texas Railroad Commission with respect to the Properties, and (ii) to pay related expenses, costs and fees. Amendment No. 1 sets forth additional terms with respect to the July 2007 Uncommitted Loan. Amendment No. 1 also amends the Credit Agreement to change the insurance requirements applicable to the Subsidiary and to extend the date on which the Subsidiary is required to provide certain title opinions.

In addition, in Amendment No. 1, the Lenders waived the following events of default under the Credit Agreement: (i) the Subsidiary’s failure to furnish timely certain title opinions required by the Credit Agreement; and (ii) the Subsidiary’s failure to provide bonds and/or letters of credit in lieu of bonds with respect to the Properties for the Railroad Commission of Texas prior to June 11, 2007.

The purchase price has been allocated by management to tangible assets and liabilities, subject to further adjustment, based on estimated fair values after considering various independent appraisals. No goodwill arose from the transaction. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired entity have been included in the Company’s consolidated financial statements from May 11, 2007.

The following unaudited pro forma summary results of operations assumes that the Properties had been acquired as of January 1, 2006 (in thousands, except per share data).

	Six Months Ended
	June 30,
	2007	2006
Net revenue	$5,032	$7,852

Net loss	$(2,063)	$181

Net loss per share -
basic and diluted	$(0.08)	$(0.01)

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of January 1, 2006. Such information should not be construed as a representation of the future results of operations of the Company.

A condensed balance sheet of the assets and liabilities of the Properties as of the acquisition date is as follows:

Property, plant and equipment	$17,197,500
Oil and mineral interests	29,339,514
$46,537,014

3.	FARMOUT AGREEMENT

On January 4, 2007, the Company executed a Farmout Agreement (“Agreement”) with Newfoundland and Labrador-based Ptarmigan Resources (“Ptarmigan”), in their offshore exploration license EL-1069 (“License”) just north of the Port au Port Peninsula in western Newfoundland, Canada.

The Agreement required the Company to pay approximately $214,000 ($250,000 Canadian) to Ptarmigan, which was used as a drilling deposit to secure a one year extension granted by the Canada - Newfoundland and Labrador Offshore Petroleum Board (“C-NLOPB”). The drilling deposit is being expensed during 2007. For the six months ended June 30, 2007, the Company expensed $107,000, and the balance of $107,000 included in prepaid expenses on the Company’s balance sheet at June 30, 2007. The Agreement also requires the Company to drill an onshore-to-offshore exploration test-well in 2007 (“Phase 1”), which will test an offshore structure, and as the validation well, will extend the lease until January 2011. The Company will earn a one-third interest (33.3%) in the license for the completion of Phase 1. The Company will then conduct an offshore 3-D seismic program (“Phase 2”) by late 2008, to map in more detail four offshore features already identified by Ptarmigan using 2-D seismic data, which will earn the Company a further 26.7% of the License, for a total ownership of 60%.

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

4.	PROPERTY, PLANT AND EQUIPMENT

	June 30,	December 31
	2007	2006
Building	$378,835	$352,522
Oil and gas mineral interests	29,573,211	-
Tangible oil producing equipment	17,197,500	-
Transportation equipment	37,920	35,286
Equipment	66,730	21,229
Furniture and fixtures	72,971	69,233
Leasehold improvements	5,921	5,510
	47,333,088	483,780
Less: Accumulated depreciation,
depletion and amortization	432,571	24,909
	$46,900,517	$458,871

Depreciation, depletion and amortization expense for the six months ended June 30, 2007 and 2006 amounted to $407,662 and $7,648, respectively.

5.	NOTE PAYABLE - RELATED RATED

On December 15, 2005 the Company issued an unsecured promissory note at prime plus 1% (8.25% at June 30, 2007) to a related party in the amount of $50,000, with principal and interest due at maturity on June 15, 2006. This note was extended to August 31, 2007. At the option of the lender, at any time prior to maturity the lender can convert the loan into 50,000 shares of the Company’s convertible preferred stock, at the fair value at the time the note was issued.

After the principal of this Note becomes due, interest shall be payable on demand and shall accrue at a rate of 12% per annum. As additional consideration for the loan, the Company issued to the lender 25,000 shares of the Company’s Common Stock, valued at $8,250, the fair value at the time of issuance. The shares of Common Stock were initially restricted, but the Company has filed a registration statement on Form SB-2 to permit the resale of such shares of Common Stock. Interest expense for the six months ended June 30, 2007 and 2006 amounted to $2,063 and $1,906, respectively, and, was accrued as at June 30, 2007.

6.	LONG-TERM DEBT

a)
On September 15, 2006, the Company entered into a mortgage agreement with CIBC Mortgages Inc. The Company borrowed $260,318 to purchase a building in St. John's, Newfoundland. The mortgage bears interest equal to the CIBC Prime Rate plus 0.667% (6.667% at March 31, 2007). The mortgage matures September 15, 2011. The mortgage is collateralized by the building in Newfoundland and a personal guarantee by the Company's Chief Financial Officer. The current portion of the mortgage of $2,465 is included in current liabilities on the Company's balance sheet as of June 30, 2007.

b)
On May 11, 2007, in connection with the acquisition of the Properties located in Galveston Bay, Texas, the Subsidiary borrowed $30 million of a $50 million Senior Secured Credit Facility arranged by Goldman Sachs E & P Capital. The $30 million funded portion of the loan is guaranteed by the Company and secured by the Properties, has a term of 48 months, bears interest at an initial rate of libor plus 800 basis points (13% at June 30, 2007) and is amortized by available net cash flow from the Properties (after payment of certain related lease operating and overhead expenses, a portion of which are allowed to the Company under certain circumstances.)

In July 2007, Goldman Sachs E & P Capital advanced an additional $6,870,000 against the credit facility. The Subsidiary secured an irrevocable standby letter of credit in the amount of $6,370,000 in favor of the Texas Railroad Commission on behalf of the Subsidiary’s contingent obligation to plug and abandon various wells in connection with the acquisition of the Properties. The terms and conditions of this advance are the same as under the Senior Secured Credit Facility.

As of June 30, 2007, the net present value of the long-term debt facility was $20,214,334. The loan will accrete to $30 million over 48 months.

For the six months ended June 30, 2007, interest expense amounted to approximately $554,000. In addition, accretion of the long-term debt discount amounted to approximately $325,000 and is included in interest expense on the Company’s consolidated statement of operations.

The payments now required under the long-term obligations listed above during the years following January 1, 2007, are set below:

2007	$2,465
2008	4,553
2009	4,867
2010	5,201
2011	6,327
Thereafter	22,367,321
22,390,734
Less: current portion	2,465
$22,388,269

7.	INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

At June 30, 2007, the Company has a net operating loss carry-forward of approximately $12,000,000 million, which expires in various years through 2020. Deferred income taxes reflect the impact of the net operating loss carry-forwards. In recognition of the uncertainty regarding the ultimate amount of tax benefits to be derived from the Company’s net operating loss carry-forwards, the Company has recorded a valuation allowance for the entire amount of the deferred asset.

8.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
	2007	2006
Professional fees	$410,105	$311,660
Payroll expense	-	37,421
Ad valroum tax	100,000	-
Interest expense	49,025	3,963
Other	2,095	9,103
	$561,225	$362,147

9.	STOCKHOLDERS' EQUITY

Common Stock

a)
The Company is authorized to issue 200,000,000 shares of .000001 par value Common Stock. All the outstanding Common Stock is fully paid and non-assessable. The total proceeds received for the Common Stock is the value used for the Common Stock.

b)
On November 20, 2006, the Company sold 2,205,000 shares of its Common Stock at a purchase price of approximately $0.4762 per share, for an aggregate purchase price of $1,050,000. Such shares were subject to a put option, which has since expired.

c)	In the second quarter of 2007, the Company sold 1,820,333 shares of its Common Stock through a private placement at a purchase price of $0.75 per share, for an aggregate purchase price of $1,365,250.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of .00000001 par value preferred stock. The Company has designated 3,000,000 of these authorized shares of preferred stock as Series A Convertible Preferred Stock. The Board of Directors has the authority, without action by the stockholders, to designate and issue the shares of preferred stock in one or more series and to designate the rights, preferences and each series, any or all of which may be greater than the rights of the Company's Common Stock. At the time of designation, there was no quoted market price for the Company’s Common Stock. During the years ended December 31, 2006 and 2005, the Company sold 2,268,000 and 655,000 shares of Series A Convertible Preferred Stock and received net proceeds of $2,268,000 and $655,000, respectively. During the six months ended June 30, 2007 the Company sold an additional 1,092,000 shares and received net proceeds of $1,092,000. As of June 30, 2007, preferred shareholders converted 2,345,000 of preferred shares into 7,035,000 shares of Common Stock. As of June 30, 2007, there were 1,737,000 shares of Series A Convertible Preferred Stock outstanding, which were convertible into 5,211,000 shares of the Company's Common Stock. On July 1, 2007, the Board of Directors invoked the mandatory conversion provisions of the Series A Convertible Preferred Stock, converting each remaining outstanding share of such stock into three (3) shares of Common Stock. As of the date of this report, no shares of any series of preferred stock are deemed to be outstanding.

The following is a summary of the pertinent rights and privileges of each class outstanding:

•
The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Each outstanding share of Series A Convertible Preferred Stock entitle the holder thereof to vote on all matters on which holders of Common Stock are entitled to vote, and the holders of Series A Convertible Preferred Stock and of Common Stock vote together as a single class. With respect to any such vote, each share of Series A Convertible Preferred Stock entitles the holder to cast the number of votes per share as is equal to the number of votes that such holder would be entitled to cast had such holder converted its shares of Series A Convertible Preferred Stock into Share of Common Stock, such conversion rate being three (3) shares of Common Stock for each share of Series A Convertible Preferred Stock. There is no cumulative voting, with the result that the holders of more than 50% if the shares voting for the election of directors can elect all of the directors.

•
The holders of Common Stock and the holders of Series A Convertible Preferred Stock are entitled to receive dividends when, as and if declared by the Board of Directors for each such class of stock out of the funds legally available therefor. In the event of the liquidation, dissolution or winding up of the Company, the holders of Common Stock and the holders of Series A Convertible Preferred Stock are entitled to share ratably, after conversion of each share of Series A Convertible Preferred Stock into three (3) shares of Common Stock, in all assets remaining available for distribution after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock and the Series A Convertible Preferred Stock.

•
Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock. Each holder of shares of Series A Convertible Preferred Stock has the right, at its option and without further payment, to convert any or all of its shares of Series A Convertible Preferred Stock into fully paid and non-assessable shares of Common Stock at the rate of three (3) shares of Common Stock for each share of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock will automatically convert into three (3) shares of Common Stock (i) immediately prior to a liquidation of the Company; (ii) immediately prior to an initial public offering by the Company,; (iii) at any time after July 29, 2006, at the sole discretion of the Company’s Board of Directors. The number and type of securities to be received upon conversion of the Series A Convertible Preferred Stock are subject to certain antidilution adjustments. As previously stated, on July 1, 2007, the Board of Directors converted all shares of Series A Convertible Preferred stock outstanding on that date into shares of Common Stock at the rate of three (3) shares of Common Stock for each share of Series A Convertible Preferred Stock.

Options and Warrants

In May 2007, the Company granted a warrant to Goldman Sachs & Co. to purchase 900,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share in connection with Senior Credit Facility. The warrant expires in five years and is exercisable immediately. The Company recorded the warrant as part of its investment in the acquisition of the Properties and capitalized the fair value of $400,000. The Company has filed a registration statement to permit the resale of the shares subject to the warrant.

Restricted Stock Awards

The Company provides Common Stock awards to certain key employees. The Company grants these awards at its discretion. Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are earned in 33% increments in the first, second and third anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The market value of these shares at the date of the award is recorded as compensation expense on the straight line method over the three year periods from the respective award dates. During 2007, the Company issued 375,000 restricted common shares to various employees, and such shares were not included in any resale registration statement filed by the Company. The shares vest 33% after one year of employment and an additional 33% in each of years two and three. Deferred stock-based compensation expense of approximately $402,000 associated with unearned shares as of June 30, 2007, is reported with stockholders’ equity on the Company’s consolidated balance sheet. Pretax compensation expense was $11,000 for the six months ended June 30, 2007.

A summary of the activity regarding restricted stock awards as of January 1, 2007 and for the six months ended June 30, 2007, is presented below:

W eighted
		W eighted	Average
		Average	Remaining	Aggregate
Restricted Stock		Award	Contractual	Intrinsic
Awards	Shares	Price	Term	Value
Outstanding at January 1, 2007	-	$-	-
Granted	375,000	1.10
Awarded	-	-
Forfeited	-	-
Outstanding at June 30, 2007	375,000		3.0 years	$-
Exercisable at June 30, 2007	-			$-

The Company's policy is to issue new shares to satisfy Restricted Stock Awards and incentive stock option exercises.

Currently the Company believes that substantially all Restricted Stock Awards will vest.

10.	BUSINESS SEGMENT INFORMATION

The Company operates in one industry and has two reportable segments. The segments are geographic and include the United States and Canada. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income (loss). The following is a summary of key financial data:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Total Revenues:
United States	$2,155,687	$-	$2,155,687	$-
Canada	-	-	-	-
	$2,155,687	$-	$2,155,687	$-
Loss from Operations:
United States	$(1,229,917)	$(995,000)	$(780,304)	$(421,794)
Canada	10,047	(50,399)	1,700	-
	$(1,219,870)	$(1,045,399)	$(778,604)	$(421,794)

11.	RELATED PARTY TRANSACTIONS

On November 8, 2006, the Company issued 1,000,000 shares of Common Stock valued at $.33 per share (the fair value at the time of the issuance) to Gerald Goodman, the Company's Chief Financial Officer, in exchange for Mr. Goodman's personal guarantee of the following obligations of the Company: (i) credit card debts of the Company and/or its subsidiaries and related entities in the amount of fifty thousand dollars ($50,000), (ii) a mortgage and promissory note related to property owned by the Company and/or its subsidiaries and related entities in Newfoundland, Canada, in the amount of Two hundred sixty four thousand three hundred seventy four dollars ($264,374), (iii) a credit line of the Company and/or its subsidiaries and related entities in the amount of fifty thousand dollars ($50,000). The shares of Common Stock issued to Mr. Goodman were initially restricted, but the Company has filed a registration statement on Form SB-2 to permit the resale of such shares of Common Stock.

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

Plan of Operation

Forecasted Activities July 2007 to June 2008

We have identified the following objectives for the 12-month period ending June 30, 2008:

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

We are currently in the process of confirming the environmental approval amendment procedures for the applications submitted to date to expand and include prospective offshore acreage surrounding the Port au Port peninsula. We have made significant progress towards obtaining environmental approvals for an exploration license to conduct the 3D seismic survey over the onshore prospects. On May 2, 2006, the Department of Environment and Conservation issued a letter regarding our Port au Port Peninsula 3D seismic survey, along with a summary of comments received from various reviewing agencies during the review period. The letter released our proposed 3D seismic survey from further environmental assessment by the Department, subject to the approval of an Environmental Protection Plan prior to the commencement of the survey. On November 21, 2006, we announced that our application for expansion of our original 3D seismic program had been increased from approximately 240 sq km to approximately 500 sq km and released from further environment assessment by the Newfoundland and Labrador Department of Environmental Conservation. We are in the final stages with the Canada-Newfoundland and Labrador Offshore Petroleum Board to complete its approvals for the offshore component of the program.

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

In January 2007, we executed a Farmout Agreement with Ptarmigan Resources Limited with respect to Ptarmigan’s offshore exploration license EL-1069. The license covers approximately 140,000 hectares, or 346,500 acres of offshore surface area, in the shallow waters of the Gulf of St. Lawrence north of the Port au Port peninsula in western Newfoundland. We are required to drill an onshore-to-offshore test well during 2007, which will test an offshore structure and, as the validation well, will extend the lease until January 2011 (Phase 1). We will earn a one-third interest (33.3%) in the license for the completion of Phase 1.

On May 11, 2007, our majority-owned subsidiary, Tekoil and Gas Gulf Coast, LLC (the “Subsidiary”), closed on a Purchase and Sale Agreement with Masters Resources, LLC, and Masters Oil and Gas, LLC, to acquire four oil and gas properties (the “Properties”), consisting of interests in Trinity Bay, Redfish Reef, Fishers Reef and North Point Bolivar Fields, located in Galveston and Chambers Counties in the Galveston Bay, Texas. Our efforts with respect to the Properties for the near future will be focused on improving operations and putting in place cost control measures. Beginning in the third quarter of 2007, we will be conducting recompletions and workovers on the wells located on the Properties. We anticipate that such activities will continue through the first half of 2008.

Liquidity and Capital Resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception through June 30, 2007, we have expended approximately $35.5 million for operating and investing activities, which has been funded by investments of approximately $5.5 million from our shareholders and $30.3 million from borrowings.

Our cash balance as of June 30, 2007, was approximately $523,000, which increased from approximately $294,000 as of December 31, 2006. The increase to our cash balance was attributable to approximately $2.5 million raised through private placements of our Series A Convertible Preferred Stock and private placements of our Common Stock.

The Subsidiary completed the acquisition of the Properties from Masters Resources, LLC and Masters Oil and Gas, LLC in May 2007. Total consideration to be paid was approximately $45.9 million. The Subsidiary received a $50.0 million multiple-advance, senior secured four-year credit facility arranged by Goldman Sachs E & P Capital, a division of Goldman Sachs and Co., with $30.0 million used for the acquisition of the Properties. The terms of the Loan were set forth in a Credit and Guaranty Agreement dated as of May 11, 2007 (the “Credit Agreement”), by and among the Subsidiary, the Company and the other Guarantors (defined therein) party thereto from time to time, the Lenders (defined therein) party thereto from time to time, J. Aron & Company, as Lead Arranger and as Syndication Agent, and J. Aron & Company, as Administrative Agent for the Lenders. The Subsidiary completed the acquisition by our issuing to the sellers nine million shares of the Company's Common Stock. The Company has filed a registration statement to permit the resale of such shares by the sellers.

The $30.0 million funded portion of the loan is guaranteed by the Company and secured by the Properties, has a term of 48 months, bears interest at an initial rate of LIBOR plus 800 base points (13% at June 30, 2007) and is amortized by available net cash flow from the Properties (after payment of certain related lease operating and overhead expenses, a portion of which are allocated to the Company under certain circumstances). In addition, the Lenders or their affiliates received a 50 basis point funding fee on amounts advanced ($150,000); a 2% overriding royalty interest in the Properties; a warrant to purchase 900,000 shares of the Company’s Common Stock at a strike price of $0.50 per share over a five-year term and subject to a registration rights agreement (the Company has filed a registration statement to permit the resale of the shares subject to the warrant); a 25% ownership interest in the Subsidiary (the other 75% being held by the Company), which interest is non-dilutable until the Company contributes $7.5 million in additional capital to the Subsidiary for expenditures related to the Properties; and certain rights to participate in future debt and equity financings of the Company.

The Company was required to contribute the $7.5 million detailed above to the Subsidiary within 90 days following the closing to cover certain agreed development expenditures and raise an additional $5 million dollars for the Company within 180 days following the closing, in each case in order to avoid a default under the Loan. The 90-day deadline for the $7.5 million contribution has been extended until August 31, 2007, and the default associated therewith has been waived. As a part of the Loan transaction, the Subsidiary entered into certain hedging transactions with respect to the pricing of its oil and gas production and certain insurance coverage as described in the Credit Agreement. The Loan documents contain other customary representations, warranties, covenants and events of default.

On July 3, 2007, the Subsidiary, the Company, the Lenders, J. Aron & Company, as Lead Arranger and as Syndication Agent, and J Aron & Company, as Administrative Agent for the Lenders, entered into Amendment No. 1 and Waiver with respect to the Credit Agreement (“Amendment No. 1”). Amendment No. 1 amended the Credit Agreement by providing an additional loan thereunder to the Subsidiary in the amount of $6,752,200 (the “July 2007 Uncommitted Loan”). The purposes of the July 2007 Uncommitted Loan are (i) to enable the Subsidiary to meet the requirements of Amegy Bank National Association (“Amegy”) for the issuance to the Subsidiary of an Irrevocable Documentary Blanket Letter of Credit in favor of the Texas Railroad Commission with respect to the Properties, and (ii) to pay related expenses, costs and fees. Amendment No. 1 sets forth additional terms with respect to the July 2007 Uncommitted Loan. Amendment No. 1 also amends the Credit Agreement to change the insurance requirements applicable to the Subsidiary and to extend the date on which the Subsidiary is required to provide certain title opinions.

In addition, in Amendment No. 1, the Lenders waived the following events of default under the Credit Agreement: (i) the Subsidiary’s failure to furnish timely certain title opinions required by the Credit Agreement; and (ii) the Subsidiary’s failure to provide bonds and/or letters of credit in lieu of bonds with respect to the Properties for the Railroad Commission of Texas prior to June 11, 2007.

In January 2007, we executed a Farmout Agreement with Ptarmigan Resources Limited with respect to Ptarmigan’s offshore exploration license EL-1069. We paid Ptarmigan $214,000 USD ($250,000 Canadian), which was used as a drilling deposit to secure a one-year extension of the License from the Canada - Newfoundland and Labrador Offshore Petroleum Board. We are also required to drill an onshore-to-offshore test well during 2007, which will test an offshore structure and, as the validation well, will extend the lease until January 2011 (Phase 1). We will earn a one-third interest (33.3%) in the license for the completion of Phase 1. We may then conduct an offshore 3D seismic program by late 2008, to map in more detail four offshore features already identified by Ptarmigan using 2D seismic data, which will earn the Company a further 26.7% of the license, for a total ownership of 60% (Phase 2).

The Farmout Agreement further provides that the Company and Ptarmigan will then drill an offshore exploration well and will share the drilling costs; 60% by the Company and 40% by Ptarmigan. Should the Company carry 100% of the cost of drilling, we will earn an additional 20% interest in the license, for a total of up to 80%, subject to government royalties (Phase 3). We estimate the total cost of Phases 1, 2, and 3 to be approximately $6,000,000 in 2007, $10,000,000 in 2008 and $25,000,000 in 2009.

We will need to raise additional capital of approximately $35 million to proceed with the 3D seismic program and the drilling of two wells. We will also need to raise an additional $15 million to proceed with our drilling rig refurbishment program. The Company has begun to generate revenues through our Tekoil and Gas Gulf Coast, LLC subsidiary. We are currently in negotiations with various investors, primarily for debt financing, but there can be no assurance that such funds will be available to us or that adequate funds from debt or equity financing will be available when needed or on terms satisfactory to us. Our failure to obtain adequate additional financing may require us to delay or curtail some of our business efforts. Additional equity financing may involve substantial dilution to our existing shareholders.

During the past three years, we have sold, through private placements, shares of our Series A Convertible Preferred Stock at the offering price of $1.00 per share. We have also sold, through private placements, shares of our Common Stock. We may continue to sell unregistered securities from time to time.

On December 15, 2005, we issued an unsecured promissory note, bearing interest at the rate of prime plus one percent (1%) per annum (8.25% at December 31, 2005) to Wiener, Goodman & Company, P.C. Profit Sharing Plan FBO Gerald Goodman (the Company's chief financial officer, treasurer and director) in the principal amount of $50,000, with principal and interest due at maturity on June 15, 2006. The maturity date has since been extended until August 31, 2007. At any time prior to maturity, the lender may, at its option, convert the promissory note into 50,000 shares of Series A Convertible Preferred Stock. There is no other formal arrangement to advance or loan funds to the Company or repay any such advances or loans.

On September 15, 2006, we entered into a mortgage agreement with CIBC Mortgages Inc. We borrowed $264,373 to purchase a building in St. John's, Newfoundland. The mortgage bears interest equal to the CIBC Prime Rate plus 0.667% (6.667% at December 31, 2006). The mortgage matures on September 15, 2011. The mortgage is collateralized by the building in Newfoundland and a personal guarantee by the Company's chief financial officer.

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

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report and through the date of this report, the Company made the following sales of unregistered shares of its Common Stock, par value $0.000001 per share, at the offering price of $0.75 per share, unless otherwise stated:

Name of Purchaser	No. of Shares	Proceeds of Sale (in Dollars)	Date of Issuance
Abraham, John E.	6,667	$5,000	June 12, 2007
Baldocchi, Richard V.	10,000	7,500	June 12, 2007
Bharadva, Daya	10,000	7,500	June 12, 2007
Blank, Michael	10,000	7,500	June 12, 2007
Bradley, Marshall L. and Claire M. and Gibbens, Deborah L. JTWROS	10,000	7,500	July 24, 2007
Bradley, Robert L., Bradley, Robert T. and Sharon L., JTWROS	20,000	15,000	June 12, 2007
Bradley, Robert T. and Sharon L. and Bradley, Robert L., JTWROS	20,000	15,000	June 12, 2007
Branz, Karen S.	6,667	5,000	June 12, 2007
Brazee, Scott and Kristen	20,000	15,000	June 12, 2007
Calvani, Marcus	3,000	2,250	June 12, 2007
Campbell, Francis J.	10,000	7,500	June 12, 2007
Cariera, Thomas	10,000	7,500	June 12, 2007
Castro, Fred E.	10,000	7,500	June 12, 2007
Christopher Mauck Minor Trust	5,000	3,750	June 12, 2007
Cleator, David	500	375	June 12, 2007
Copeland, Todd E.	40,000	30,000	June 12, 2007
Dalton, John L.	10,000	7,500	June 12, 2007
Dodd, Pamela	66,000	49,500	June 12, 2007
Epstein, Elliot A.	33,334	25,000	June 12, 2007
Epstein, Russell A.	20,000	15,000	June 12, 2007
Fair, Rodney J.	10,000	7,500	June 12, 2007
Farwell, J. Marc and Ellarea A., as tenants by the entireties	20,000	15,000	June 12, 2007
Fernandez, John M.	10,000	7,500	June 12, 2007
Festa, Tammie T.	20,000	15,000	June 12, 2007
First Trust Corp. FBO Thomas K. Connellan IRA A/C 060000014340	30,000	22,500	June 12, 2007
Fliszar, Avis	10,000	7,500	June 12, 2007
Frank Fernandez Revocable Trust	10,000	7,500	June 12, 2007

Frockt, Jerry and Williams, Jim, as tenants in common	200,000	150,000		June 12, 2007
Ghulldu, Harbinder S. and Lisa, JTWROS	70,000	52,500		July 24, 2007
Gunness, Clark R.	10,000	7,500		June 12, 2007
Gwozdowski, Marcin	30,000	22,500		June 12, 2007
Hager, David R.	30,000	22,500		June 12, 2007
Hall, Laura and Nathan, JTWROS	6,666	5,000		July 24, 2007
Harrison, Steven R.	40,000	30,000		June 12, 2007
Holmes, Russell A.	40,000	30,000		June 12, 2007
Howell, Marilyn J.	6,667	5,000		June 12, 2007
Horge, Margaret	100,000	110,000	(1)	June 1, 2007
Iamaio, Mike	10,000	7,500		June 12, 2007
Indiveri, David J.	10,000	7,500		June 12, 2007
Ivanova, Svetlana	4,000	3,000		June 12, 2007
Jaffe, Mark E.	10,000	7,500		June 12, 2007
Junjulas, Jim	40,000	30,000		June 12, 2007
Kalidas, Kirti	100,000	75,000		June 12, 2007
Kengott, George	10,000	7,500		June 12, 2007
Kenneth E. Warner Revocable Trust	43,334	32,501		June 12, 2007
Kharazi, Reza	20,000	15,000		June 12, 2007
Knight, Robert L.	72,000	54,000		June 12, 2007
Korenek, Alfred J.	20,000	15,000		July 24, 2007
Leiby, Pat T.	10,000	7,500		June 12, 2007
Licina, Phil A.	20,000	15,000		June 12, 2007
Lovera, Catherine E.	10,000	7,500		June 12, 2007
Magnotta, Frank	10,000	7,500		June 12, 2007
Mamone, Louis and Doreen	10,000	7,500		June 12, 2007
Master Stephen Co.	2,000	1,500		June 12, 2007
Mather, Dianna	25,000	27,500	(1)	June 1, 2007
Matthew Mauck Minor Trust	5,000	3,750		June 12, 2007
McConnell, Paul, Fiserv ISS & Co. TTEE FBO	30,000	22,500		July 24, 2007
McDowell, Susan B.	10,000	7,500		June 12, 2007
Mehra, Mukesh	20,000	15,000		June 12, 2007
Mihalko, Kelly	10,000	7,500		June 12, 2007
Misch, Judith R.	10,000	7,500		June 12, 2007
Mogollon, Carlos A.	10,000	7,500		June 12, 2007
Monteleone, Mario and Lynn	20,000	15,000		July 24, 2007
Moore, Stephen A.	10,000	7,500		July 24, 2007
Moore, Stephen A. and Pifer, Donald, as tenants in common	10,000	7,500		August 12, 2007
Murphy, Claire	200	150		June 12, 2007
Murray, Douglas T.L.	27,000	20,250		June 12, 2007
Nagindas, Naresh G.	13,334	10,000		June 12, 2007
NeJame, Mark	75,000	56,250		June 12, 2007
Noack, Paula	700	525		June 12, 2007

OTS Investments, LLC	20,000	15,000		June 12, 2007
Pardell, Jamie	10,000	7,500		June 12, 2007
Charles Schwab & Co Inc. c/f James Parent IRA #6911-1943	30,000	22,500		May 25, 2007
Parent, Michael	10,000	7,500		May 25, 2007
Patel, Ricky	20,000	15,000		June 12, 2007
Richardson, Rickey	20,000	15,000		July 24, 2007
Robert M. Bisienere Family Trust	40,000	30,000		July 24, 2007
Roberts, Rickie R.	10,000	7,500		July 24, 2007
Robinson, Steven	10,000	7,500		July 24, 2007
Ruperto, Fancisco	20,000	15,000		June 12, 2007
Saunders, Jan A.	10,000	7,500		June 12, 2007
Smith, Dustin S.	10,000	7,500		June 12, 2007
Stravato, Philip	10,000	7,500		June 12, 2007
Suarez, Cuitlahual	10,000	7,500		June 12, 2007
Sundheim, Douglas	14,000	10,500		June 12, 2007
Sundheim, Jeff	10,000	7,500		June 12, 2007
Thomas K. Connellan Trust	62,600	46,950		June 12, 2007
Thomas K. Connellan Trust	40,000	30,000		June 12, 2007
Tringali, Domenic	20,000	15,000		June 12, 2007
Virelles, Alexander D.	10,000	7,500		June 12, 2007
Virelles, Moises A. and Carol T.	10,000	7,500		June 12, 2007
Vosbein, Michael	250,000	275,000	(1)	June 1, 2007
Walker, Sr., Wilson L.	6,667	5,000		June 12, 2007
Walsh, Gregory	10,000	7,500		June 12, 2007
Warner, Andrew E.	13,333	10,000		June 12, 2007
Warner, Shannon M.	13,333	10,000		June 12, 2007
Waterman, Russell M.	20,000	15,000		June 12, 2007
Whelan, Michael J.	20,000	15,000		June 12, 2007
William C. Martin Trust	70,000	52,500		July 24, 2007
Xie, Jack	10,000	7,500		June 12, 2007
Yan, Monica Ping	20,000	15,000		June 12, 2007
Ziselman, Carol	10,000	7,500		June 12, 2007
Ziselman, Jeffrey H.	40,000	30,000		June 12, 2007

(1)
These shares of Common Stock were issued to employees as restricted stock awards, valued at $1.10 per share as of June 1, 2007, the date of grant.  No proceeds were received.  Such valuation is also reflected in the “Restricted Stock Awards” section of Note 9 to the Company’s unaudited consolidated financial statements in Item 1 of Part I of this report. These shares are subject to the Company’s right to repurchase them under certain circumstances, and the number of such shares to which the Company’s repurchase right applies is reduced by 1/3 for each year of service as an employee.

In addition, as previously reported, as of April 17, 2007, the Company issued 90,000 unregistered shares of Common Stock to Barry Radolan in exchange for his waiver of his put rights with respect to the 210,000 unregistered shares of Common Stock that were sold to him on November 20, 2006.

No underwriters took part in these sales of unregistered shares of Common Stock, and no underwriting discounts or commissions were paid. The Company’s sales of these unregistered shares of Common Stock were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and the safe harbor provided by Rule 506 of Regulation D promulgated under the Act, in that the sales did not involve any public offering. All purchasers of these unregistered shares of Common Stock were “accredited investors” as defined in Rule 501 of Regulation D, based upon representations made by such purchasers to the Company; and, consequently, the Company did not provide such purchasers information of the type described in Rule 502(b)(2) of Regulation D. Neither the Company nor any person acting on its behalf offered or sold these unregistered shares of Common Stock by any form of general solicitation or general advertising. Each purchaser of these unregistered shares of Common Stock represented to the Company (i) that such purchaser was acquiring such shares for such purchaser’s own account and not with a view to the sale or distribution thereof, (ii) that such purchaser understood that such shares had not been registered under the Act and, therefore, could not be resold unless they were subsequently registered under the Act or unless an exemption from registration was available; and (iii) that a legend would be placed on the certificate evidencing such shares stating that the shares had not been registered under the Act and setting forth the restrictions on transferability and sale of the shares. All stock certificates representing such shares were issued with a restrictive legend, and the Company filed notices on Form D with the SEC.

The Company has filed a registration statement on Form SB-2 to permit the resale of shares of its Common Stock by the holders of such shares; however, the sales of Common Stock set forth in the table above (but not including the issuance to Mr. Radolan) occurred after the filing of such registration statement. The resale of such shares of Common Stock by the purchasers thereof has not been registered by the Company, and such unregistered shares remain subject to the restrictions set forth above.

During the period covered by this report and through the date of this report, unless otherwise noted, the Company made the following sales of unregistered shares of its Series A Convertible Preferred Stock, par value $0.00000001 per share, at the offering price of $1.00 per share:

Name of Purchaser	No. of Shares	Proceeds of Sale (in Dollars)	Date of Issuance

Arenas, Arnie A.	100,000	$100,000	April 16, 2007
Ballestro, Edward	70,000	70,000	April 4, 2007 (2)
Boniello, Patricia A.	5,000	5,000	January 10, 2007 (1)
Knight, Robert L.	60,000	60,000	April 4, 2007 (2)
Korenek, Alfred J.	60,000	60,000	April 4, 2007 (2)
Mamone, Christopher	10,000	10,000	December 28, 2006 (1)
Matthews, Ching J. & Ian	5,000	5,000	April 4, 2007 (2)
Michola, Doulgas	5,000	5,000	April 4, 2007 (2)
Nigri, Robert L.	25,000	25,000	April 4, 2007 (2)
Osborne, Robert W.	15,000	15,000	April 6, 2007 (2)
OTS Investments, LLC	10,000	10,000	April 4, 2007 (2)
Radolan, Xiaoli	5,000	5,000	April 4, 2007 (2)
Siemash, Walter E.	5,000	5,000	April 4, 2007 (2)
Walsh, Greg	65,000	65,000	April 16, 2007
Wellington, Norma	20,000	20,000	March 30, 2007 (1)
Whelan, Michael J.	15,000	15,000	April 4, 2007 (2)
Williams, Bill	10,000	10,000	April 16, 2007

(1)	These sales of shares of Series A Convertible Preferred Stock occurred prior to the period covered by this report, but they were erroneously omitted from previous reports.

(2)
These sales of shares of Series A Convertible Preferred Stock were previously reported in the Company’s quarterly report on Form 10-QSB for the period ended March 31, 2007, which the Company filed on May 7, 2007. They are reported again here because they occurred during the period covered by this report.

No underwriters took part in these sales of unregistered shares of Series A Convertible Preferred Stock, and no underwriting discounts or commissions were paid. The Company’s sales of these unregistered securities were made in reliance on Section 4(2) of the Act and the safe harbor provided by Rule 506 of Regulation D promulgated under the Act, in that the sales did not involve any public offering. All purchasers of these unregistered shares of Series A Convertible Preferred Stock were “accredited investors” as defined in Rule 501 of Regulation D, based upon representations made by such purchasers to the Company; and, consequently, the Company did not provide such purchasers information of the type described in Rule 502(b)(2) of Regulation D. Neither the Company nor any person acting on its behalf offered or sold these unregistered shares of Series A Convertible Preferred Stock by any form of general solicitation or general advertising. Each purchaser of these unregistered shares of Series A Convertible Preferred Stock represented to the Company (i) that such purchaser was acquiring such shares for the purchaser’s own account and not with a view to the sale or distribution thereof, (ii) that such purchaser understood that such shares had not been registered under the Act and, therefore, could be resold unless they were subsequently registered under the Act or unless an exemption from registration was available; and (iii) that a legend would be placed on the certificate evidencing such shares stating that the shares had not been registered under the Act and setting forth the restrictions on transferability and sale of the shares. All stock certificates representing such shares were issued with a restrictive legend, and the Company filed notices on Form D with the SEC and the relevant state securities regulators.

The Company has filed a registration statement on Form SB-2 to permit the resale of shares of Common Stock into which outstanding shares of its Series A Convertible Preferred Stock are convertible; and all of the purchasers listed in the table above were included in such registration statement.

Each holder of shares of Series A Convertible Preferred Stock has the right, at its option and without further payment, to convert any or all of its shares of Series A Convertible Preferred Stock into fully paid and non-assessable shares of Common Stock at the rate of three (3) shares of Common Stock for each share of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock will automatically convert into three (3) shares of Common Stock (i) immediately prior to a liquidation of the Company; (ii) immediately prior to an initial public offering by the Company; or (iii) at any time after July 29, 2006, at the sole discretion of the Company’s Board of Directors. The number and type of securities to be received upon conversion of the Series A Convertible Preferred Stock are subject to certain anti-dilution adjustments. The terms of the Series A Convertible Preferred Stock are fully set forth in a Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on August 2, 2005, as amended by an Amendment to Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on February 22, 2006, and as further amended by a Second Amendment to Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on June 12, 2006.

On July 1, 2007, the Board of Directors invoked the mandatory conversion provisions of the Series A Convertible Preferred Stock, converting all shares of Series A Convertible Preferred Stock outstanding on that date into shares of Common Stock at the rate of three (3) shares of Common Stock for each share of Series A Convertible Preferred Stock. As of the date of this report, no shares of any series of preferred stock are deemed to be outstanding.

As disclosed above, in connection with the acquisition of the Properties from Masters Resources, LLC and Masters Oil and Gas, LLC, and the Loan made in connection therewith, the Company issued to Goldman Sachs & Co. a warrant to purchase 900,000 shares of Common Stock at a strike price of $0.50 per share over a five-year term and subject to a registration rights agreement. No underwriters took part in the issuance of the warrant, and no underwriting discounts or commissions were paid. The Company’s issuance of the warrant was, and the issuance of the Common Stock upon exercise of the warrant will be, made in reliance on Section 4(2) of the Act, in that the sales did not involve any public offering. The Company has filed a registration statement to permit the resale of the shares of Common Stock subject to the warrant.

Item 5. Other Information.

On July 24, 2007, the Company announced that its Common Stock will be quoted on the OTC Bulletin Board, effective July 24, 2007, under the symbol “TKGN.” The Common Stock has previously been quoted on the Pink Sheets. ACAP Financial, Inc., filed a Form 15c2-11 with the National Association of Securities Dealers (“NASD”), and the NASD has cleared the request for an unpriced quotation. In order to enter a priced quotation, ACAP Financial, Inc., must first file a supplemental Form 211 with the NASD, setting forth the basis for its priced quotation. The OTC Bulletin Board® is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.

In addition, the first of the Company’s two registration statements on Form SB-2 was declared effective by the U.S. Securities and Exchange Commission as of July 17, 2007, permitting resales by the “Selling Shareholders,” defined therein, of their restricted shares of Common Stock, as well as the shares of Common Stock into which their shares of Series A Convertible Preferred Stock may be converted.

Item 6. Exhibits.

Exhibit Number		Description

3.1	-	Certificate of Incorporation of the Company and all Amendments thereto (filed as Exhibit 2.1 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

3.2	-	Bylaws of the Company (filed as Exhibit 2.2 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

4.1	-	Article Fourth of the Certificate of Incorporation of the Company, as amended (filed as part of Exhibit 2.1 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

4.2	-	Articles II, III, VIII and XI of the Bylaws of the Company (filed as part of Exhibit 2.2 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

4.3	-	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock (filed as Exhibit 3.3 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

4.4	-
Amendment to Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock (filed as Exhibit 3.4 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

4.5	-
Second Amendment to Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock (filed as Exhibit 3.5 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

10.1	-
Acquisition Agreement dated May 25, 2005, among Pexcon, Inc., Tekoil-FL, the shareholders of Tekoil-FL and Gerald M. Dunne (filed as Exhibit 99.6.1 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

10.2	-
Unsecured Promissory Note dated December 15, 2005, from the Company to Wiener Goodman & Company PC Profit Sharing Plan FBO Gerald Goodman (filed as Exhibit 99.6.2 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

10.3	-	Employment Agreement dated as of October 21, 2005, between the Company and Mark S. Western (filed as Exhibit 99.6.3 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

10.4	-	Employment Agreement dated as of October 21, 2005, between the Company and Gerald Goodman (filed as Exhibit 99.6.4 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

10.5	-	Employment Agreement dated as of October 21, 2005, between the Company and Francis G. Clear (filed as Exhibit 99.6.5 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

10.6	-	Employment Agreement dated as of October 21, 2005, between the Company and Eric Ottens (filed as Exhibit 99.6.6 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

10.7	-	Director Service Agreement dated as of October 21, 2005, between the Company and Mark S. Western (filed as Exhibit 99.6.7 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

10.8	-	Director Service Agreement dated as of October 21, 2005, between the Company and Gerald Goodman (filed as Exhibit 99.6.8 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

10.9	-	Director Service Agreement dated as of October 21, 2005, between the Company and Francis G. Clear (filed as Exhibit 99.6.9 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

10.10	-	Director Service Agreement dated as of October 21, 2005, between the Company and Richard Creitzman (filed as Exhibit 99.6.10 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

10.11	-
Employment Agreement dated as of June 1, 2006, between Tekoil Rig Development Corporation and Donna Parsons (filed as Exhibit 99.6.11 to the Company’s Form 10-SB/A (Amendment No. 2), filed with the SEC on November 13, 2006) *

10.12	-
Stock Grant and Repurchase Agreement dated as of June 1, 2006, between the Company and Donna Parsons (filed as Exhibit 99.6.12 to the Company’s Form 10-SB/A (Amendment No. 2), filed with the SEC on November 13, 2006) *

10.13	-
Form of Tender dated August 14, 2006, and Indenture dated August 31, 2006, for the purchase of Newfoundland facility (filed as Exhibit 99.6.13 to the Company’s Form 10-SB/A (Amendment No. 2), filed with the SEC on November 13, 2006) *

10.14	-	Mortgage dated September 12, 2006, between the Company and CIBC Mortgage Inc. (filed as Exhibit 99.6.14 to the Company's Form 10-SB/A (Amendment No. 2) filed with the SEC on November 13, 2006) *

10.15	-
Settlement Agreement and Mutual Release dated December 6, 2006, between the Company and Gerald M. Dunne (filed as Exhibit 10.15 to the Company's Form 8-K dated December 6, 2006, and filed with the SEC on December 11, 2006) *

10.16	-	Stock Issuance Agreement dated May 1, 2006, between the Company and Don Parsons (filed as Exhibit 10.16 to the Company's Form 8-K dated December 6, 2006, and filed with the SEC on December 11, 2006) *

10.17	-
Form of Securities Purchase Agreement for the purchase of the Company’s Series A Convertible Preferred Stock (filed as Exhibit 10.17 to the Company's Form 8-K dated December 6, 2006, and filed with the SEC on December 11, 2006) *

10.18	-
Purchase and Sale Agreement dated November 13, 2006, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.18 to the Company's Form 8-K dated December 11, 2006, and filed with the SEC on December 14, 2006) *

10.19	-
Form of Subscription Agreement (with Put Option) dated November 20, 2006, between the Company and the subscribers thereto (filed as Exhibit 10.19 to the Company's Form 8-K dated December 11, 2006, and filed with the SEC on December 14, 2006) *

10.20	-
First Amendment to Purchase and Sale Agreement executed on December 29, 2006, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.20 to the Company's Form 8-K dated December 29, 2006, and filed with the SEC on January 8, 2007) *

10.21	-
Subscription Agreement dated December 29, 2006, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.21 to the Company's Form 8-K dated December 29, 2006, and filed with the SEC on January 8, 2007) *

10.22	-
Registration Rights Agreement dated December 29, 2006, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC, Rich Holdings, LLC, and John W. Barton (filed as Exhibit 10.22 to the Company's Form 8-K dated December 29, 2006, and filed with the SEC on January 8, 2007) *

10.23	-
Farmout Agreement executed on January 3, 2007, and dated as of December 19, 2006, between the Company and Ptarmigan Resources Limited (filed as Exhibit 10.23 to the Company's Form 8-K dated December 29, 2006, and filed with the SEC on January 8, 2007) *

10.24	-
Second Amendment to Purchase and Sale Agreement dated effective February 8, 2007, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.24 to the Company's Form 8-K dated February 8, 2007, and filed with the SEC on February 15, 2007) *

10.25	-
Third Amendment to Purchase and Sale Agreement dated effective March 1, 2007, between Tekoil and Gas Gulf Coast, LLC, and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.1 to the Company's Form 8-K dated March 22, 2007, and filed with the SEC on March 26, 2007) *

10.26	-
Fourth Amendment to Purchase and Sale Agreement dated effective March 22, 2007, between Tekoil and Gas Gulf Coast, LLC, and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.2 to the Company's Form 8-K dated March 22, 2007, and filed with the SEC on March 26, 2007) *

10.27	-
Fifth Amendment to Purchase and Sale Agreement dated effective April 12, 2007, between Tekoil and Gas Gulf Coast, LLC, and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.27 to the Company's Form 8-K dated April 12, 2007, and filed with the SEC on April 18, 2007) *

10.28	-
Sixth Amendment to Purchase and Sale Agreement executed on April 30, 2007, and dated effective April 24, 2007, between Tekoil and Gas Gulf Coast, LLC, and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.28 to the Company's Form 8-K dated April 30, 2007, and filed with the SEC on May 3, 2007) *

10.29	-
Credit and Guaranty Agreement dated as of May 11, 2007, by and among Tekoil and Gas Gulf Coast, LLC, the Company, and the other Guarantors (defined therein), the Lenders (defined therein), and J. Aron & Company, as Syndication Agent and Administrative Agent for the Lenders (filed as Exhibit 10.29 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.30	-
Note dated May 11, 2007, in the principal amount of $50 million, made by Tekoil and Gas Gulf Coast, LLC to J. Aron & Company (filed as Exhibit 10.30 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.31	-
Pledge and Security Agreement dated as of May 11, 2007, by and among Tekoil and Gas Gulf Coast, LLC, each of the affiliates of the Company signatory thereto, whether as an original signatory thereto or as an Additional Grantor (defined therein), and J. Aron & Company, as administrative agent for the Beneficiaries (defined therein) (filed as Exhibit 10.31 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.32	-
Pledge Agreement dated as of May 11, 2007, by and between the Company and J. Aron & Company, as administrative agent for the Beneficiaries (defined therein) (filed as Exhibit 10.32 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.33	-
Deed of Trust, Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement dated May 11, 2007, from Tekoil and Gas Gulf Coast, LLC to John Howie, as Trustee, and J. Aron & Company, as Agent (filed as Exhibit 10.33 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.34	-
Blocked Deposit Account Control Agreement dated as of May 11, 2007, among Tekoil and Gas Gulf Coast, LLC, J. Aron & Company and Amegy Bank National Association (filed as Exhibit 10.34 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.35	-
Default Deposit Account Control Agreement dated as of May 11, 2007, among Tekoil and Gas Gulf Coast, LLC, J. Aron & Company and Amegy Bank National Association (filed as Exhibit 10.35 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.36	-
Conveyance of Overriding Royalty Interest dated as of May 11, 2007, but effective as of October 1, 2006, at 12:00 a.m. local time at the location of the property described therein, made by Tekoil and Gas Gulf Coast, LLC and its Affiliates, to and in favor of MTGLQ Investors, L.P. (filed as Exhibit 10.36 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.37	-
Warrant to purchase 900,000 shares of the Company’s Common Stock, dated May 11, 2007, issued to Goldman, Sachs & Co. by the Company (filed as Exhibit 10.37 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.38	-
Amended and Restated Operating Agreement of Tekoil and Gas Gulf Coast, LLC (formerly known as Masters Acquisition Co., LLC), dated May 11, 2007 (filed as Exhibit 10.38 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.39	-
Registration Rights Agreement dated as of May 11, 2007, by and between the Company and Goldman, Sachs & Co. (filed as Exhibit 10.39 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.40	-
Assignment and Bill of Sale executed May 11, 2007, and effective October 1, 2006, at 12:00 midnight Central Standard Time, from Masters Resources, LLC and Masters Oil & Gas, LLC to Tekoil and Gas Gulf Coast, LLC (filed as Exhibit 10.40 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.41	-
Assignment of Overriding Royalty executed May 11, 2007, and effective as of October 1, 2006, at 7:00 a.m. Central Daylight Savings Time, from Masters Resources, LLC and Masters Oil & Gas, LLC to Masters Pipeline, LLC (filed as Exhibit 10.41 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.42	-
Indemnity Agreement dated as of May 11, 2007, among Masters Resources, LLC, Masters Oil & Gas, LLC and Masters Pipeline, LLC and Tekoil and Gas Gulf Coast, LLC (filed as Exhibit 10.42 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.43	-
Management Services Agreement dated as of May 11, 2007, by and between the Company and Tekoil and Gas Gulf Coast, LLC (filed as Exhibit 10.43 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.44	-
ISDA Master Agreement dated as of May 11, 2007, between J. Aron & Company and Tekoil and Gas Gulf Coast, LLC (filed as Exhibit 10.44 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.45	-
Schedule to the ISDA Master Agreement dated as of May 11, 2007, between J. Aron & Company and Tekoil and Gas Gulf Coast, LLC (filed as Exhibit 10.45 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.46	-
Transfer Acknowledgement and Agreement dated May 11, 2007, among the Company and Masters Resources, LLC, Masters Oil & Gas, LLC, Rich Holdings LLC and John W. Barton (filed as Exhibit 10.46 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.47	-
Transaction Confirmation, dated May 11, 2007, from J. Aron & Company to Tekoil and Gas Gulf Coast, LLC, effective May 1,2007 — Contract Reference 897282314 1 1 (filed as Exhibit 10.47 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.48	-
Transaction Confirmation, dated May 11, 2007, from J. Aron & Company to Tekoil and Gas Gulf Coast, LLC, effective June 1, 2007 — Contract Reference 897282306 1 1 (filed as Exhibit 10.48 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.49	-
Amendment No. 1 and Waiver dated as of July 3, 2007, by and among Tekoil and Gas Gulf Coast, LLC, the Company, and the other Guarantors (defined therein), the Lenders (defined therein), and J. Aron & Company, as Lead Arranger and as Syndication Agent, and J Aron & Company, as Administrative Agent for the Lenders (filed as Exhibit 10.49 to the Company’s Form 8-K dated July 3, 2007, and filed with the SEC on July 10, 2007) *

10.50	-
Letter Agreement dated July 3, 2007, by and among Amegy Bank National Association, Tekoil and Gas Gulf Coast, LLC, and J. Aron & Company (filed as Exhibit 10.50 to the Company’s Form 8-K dated July 3, 2007, and filed with the SEC on July 10, 2007) *

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

TEKOIL & GAS CORPORATION

Date: August 14, 2007	By:	/s/ Mark S. Western
Mark S. Western
President and Chief Executive Officer

Date: August 14, 2007	By:	/s/ Gerald Goodman
Gerald Goodman
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description

3.1	-	Certificate of Incorporation of the Company and all Amendments thereto (filed as Exhibit 2.1 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

3.2	-	Bylaws of the Company (filed as Exhibit 2.2 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

4.1	-	Article Fourth of the Certificate of Incorporation of the Company, as amended (filed as part of Exhibit 2.1 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

4.2	-	Articles II, III, VIII and XI of the Bylaws of the Company (filed as part of Exhibit 2.2 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

4.3	-	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock (filed as Exhibit 3.3 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

4.4	-
Amendment to Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock (filed as Exhibit 3.4 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

4.5	-
Second Amendment to Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock (filed as Exhibit 3.5 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

10.1	-
Acquisition Agreement dated May 25, 2005, among Pexcon, Inc., Tekoil-FL, the shareholders of Tekoil-FL and Gerald M. Dunne (filed as Exhibit 99.6.1 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

10.2	-
Unsecured Promissory Note dated December 15, 2005, from the Company to Wiener Goodman & Company PC Profit Sharing Plan FBO Gerald Goodman (filed as Exhibit 99.6.2 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

10.3	-	Employment Agreement dated as of October 21, 2005, between the Company and Mark S. Western (filed as Exhibit 99.6.3 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

10.4	-	Employment Agreement dated as of October 21, 2005, between the Company and Gerald Goodman (filed as Exhibit 99.6.4 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

10.5	-	Employment Agreement dated as of October 21, 2005, between the Company and Francis G. Clear (filed as Exhibit 99.6.5 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

10.6	-	Employment Agreement dated as of October 21, 2005, between the Company and Eric Ottens (filed as Exhibit 99.6.6 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

10.7	-	Director Service Agreement dated as of October 21, 2005, between the Company and Mark S. Western (filed as Exhibit 99.6.7 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

10.8	-	Director Service Agreement dated as of October 21, 2005, between the Company and Gerald Goodman (filed as Exhibit 99.6.8 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

10.9	-	Director Service Agreement dated as of October 21, 2005, between the Company and Francis G. Clear (filed as Exhibit 99.6.9 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

10.10	-	Director Service Agreement dated as of October 21, 2005, between the Company and Richard Creitzman (filed as Exhibit 99.6.10 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

10.11	-
Employment Agreement dated as of June 1, 2006, between Tekoil Rig Development Corporation and Donna Parsons (filed as Exhibit 99.6.11 to the Company’s Form 10-SB/A (Amendment No. 2), filed with the SEC on November 13, 2006) *

10.12	-
Stock Grant and Repurchase Agreement dated as of June 1, 2006, between the Company and Donna Parsons (filed as Exhibit 99.6.12 to the Company’s Form 10-SB/A (Amendment No. 2), filed with the SEC on November 13, 2006) *

10.13	-
Form of Tender dated August 14, 2006, and Indenture dated August 31, 2006, for the purchase of Newfoundland facility (filed as Exhibit 99.6.13 to the Company’s Form 10-SB/A (Amendment No. 2), filed with the SEC on November 13, 2006) *

10.14	-	Mortgage dated September 12, 2006, between the Company and CIBC Mortgage Inc. (filed as Exhibit 99.6.14 to the Company's Form 10-SB/A (Amendment No. 2) filed with the SEC on November 13, 2006) *

10.15	-
Settlement Agreement and Mutual Release dated December 6, 2006, between the Company and Gerald M. Dunne (filed as Exhibit 10.15 to the Company's Form 8-K dated December 6, 2006, and filed with the SEC on December 11, 2006) *

10.16	-	Stock Issuance Agreement dated May 1, 2006, between the Company and Don Parsons (filed as Exhibit 10.16 to the Company's Form 8-K dated December 6, 2006, and filed with the SEC on December 11, 2006) *

10.17	-
Form of Securities Purchase Agreement for the purchase of the Company’s Series A Convertible Preferred Stock (filed as Exhibit 10.17 to the Company's Form 8-K dated December 6, 2006, and filed with the SEC on December 11, 2006) *

10.18	-
Purchase and Sale Agreement dated November 13, 2006, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.18 to the Company's Form 8-K dated December 11, 2006, and filed with the SEC on December 14, 2006) *

10.19	-
Form of Subscription Agreement (with Put Option) dated November 20, 2006, between the Company and the subscribers thereto (filed as Exhibit 10.19 to the Company's Form 8-K dated December 11, 2006, and filed with the SEC on December 14, 2006) *

10.20	-
First Amendment to Purchase and Sale Agreement executed on December 29, 2006, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.20 to the Company's Form 8-K dated December 29, 2006, and filed with the SEC on January 8, 2007) *

10.21	-
Subscription Agreement dated December 29, 2006, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.21 to the Company's Form 8-K dated December 29, 2006, and filed with the SEC on January 8, 2007) *

10.22	-
Registration Rights Agreement dated December 29, 2006, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC, Rich Holdings, LLC, and John W. Barton (filed as Exhibit 10.22 to the Company's Form 8-K dated December 29, 2006, and filed with the SEC on January 8, 2007) *

10.23	-
Farmout Agreement executed on January 3, 2007, and dated as of December 19, 2006, between the Company and Ptarmigan Resources Limited (filed as Exhibit 10.23 to the Company's Form 8-K dated December 29, 2006, and filed with the SEC on January 8, 2007) *

10.24	-
Second Amendment to Purchase and Sale Agreement dated effective February 8, 2007, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.24 to the Company's Form 8-K dated February 8, 2007, and filed with the SEC on February 15, 2007) *

10.25	-
Third Amendment to Purchase and Sale Agreement dated effective March 1, 2007, between Tekoil and Gas Gulf Coast, LLC, and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.1 to the Company's Form 8-K dated March 22, 2007, and filed with the SEC on March 26, 2007) *

10.26	-
Fourth Amendment to Purchase and Sale Agreement dated effective March 22, 2007, between Tekoil and Gas Gulf Coast, LLC, and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.2 to the Company's Form 8-K dated March 22, 2007, and filed with the SEC on March 26, 2007) *

10.27	-
Fifth Amendment to Purchase and Sale Agreement dated effective April 12, 2007, between Tekoil and Gas Gulf Coast, LLC, and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.27 to the Company's Form 8-K dated April 12, 2007, and filed with the SEC on April 18, 2007) *

10.28	-
Sixth Amendment to Purchase and Sale Agreement executed on April 30, 2007, and dated effective April 24, 2007, between Tekoil and Gas Gulf Coast, LLC, and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.28 to the Company's Form 8-K dated April 30, 2007, and filed with the SEC on May 3, 2007) *

10.29	-
Credit and Guaranty Agreement dated as of May 11, 2007, by and among Tekoil and Gas Gulf Coast, LLC, the Company, and the other Guarantors (defined therein), the Lenders (defined therein), and J. Aron & Company, as Syndication Agent and Administrative Agent for the Lenders (filed as Exhibit 10.29 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.30	-
Note dated May 11, 2007, in the principal amount of $50 million, made by Tekoil and Gas Gulf Coast, LLC to J. Aron & Company (filed as Exhibit 10.30 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.31	-
Pledge and Security Agreement dated as of May 11, 2007, by and among Tekoil and Gas Gulf Coast, LLC, each of the affiliates of the Company signatory thereto, whether as an original signatory thereto or as an Additional Grantor (defined therein), and J. Aron & Company, as administrative agent for the Beneficiaries (defined therein) (filed as Exhibit 10.31 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.32	-
Pledge Agreement dated as of May 11, 2007, by and between the Company and J. Aron & Company, as administrative agent for the Beneficiaries (defined therein) (filed as Exhibit 10.32 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.33	-
Deed of Trust, Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement dated May 11, 2007, from Tekoil and Gas Gulf Coast, LLC to John Howie, as Trustee, and J. Aron & Company, as Agent (filed as Exhibit 10.33 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.34	-
Blocked Deposit Account Control Agreement dated as of May 11, 2007, among Tekoil and Gas Gulf Coast, LLC, J. Aron & Company and Amegy Bank National Association (filed as Exhibit 10.34 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.35	-
Default Deposit Account Control Agreement dated as of May 11, 2007, among Tekoil and Gas Gulf Coast, LLC, J. Aron & Company and Amegy Bank National Association (filed as Exhibit 10.35 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.36	-
Conveyance of Overriding Royalty Interest dated as of May 11, 2007, but effective as of October 1, 2006, at 12:00 a.m. local time at the location of the property described therein, made by Tekoil and Gas Gulf Coast, LLC and its Affiliates, to and in favor of MTGLQ Investors, L.P. (filed as Exhibit 10.36 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.37	-
Warrant to purchase 900,000 shares of the Company’s Common Stock, dated May 11, 2007, issued to Goldman, Sachs & Co. by the Company (filed as Exhibit 10.37 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.38	-
Amended and Restated Operating Agreement of Tekoil and Gas Gulf Coast, LLC (formerly known as Masters Acquisition Co., LLC), dated May 11, 2007 (filed as Exhibit 10.38 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.39	-
Registration Rights Agreement dated as of May 11, 2007, by and between the Company and Goldman, Sachs & Co. (filed as Exhibit 10.39 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.40	-
Assignment and Bill of Sale executed May 11, 2007, and effective October 1, 2006, at 12:00 midnight Central Standard Time, from Masters Resources, LLC and Masters Oil & Gas, LLC to Tekoil and Gas Gulf Coast, LLC (filed as Exhibit 10.40 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.41	-
Assignment of Overriding Royalty executed May 11, 2007, and effective as of October 1, 2006, at 7:00 a.m. Central Daylight Savings Time, from Masters Resources, LLC and Masters Oil & Gas, LLC to Masters Pipeline, LLC (filed as Exhibit 10.41 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.42	-
Indemnity Agreement dated as of May 11, 2007, among Masters Resources, LLC, Masters Oil & Gas, LLC and Masters Pipeline, LLC and Tekoil and Gas Gulf Coast, LLC (filed as Exhibit 10.42 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.43	-
Management Services Agreement dated as of May 11, 2007, by and between the Company and Tekoil and Gas Gulf Coast, LLC (filed as Exhibit 10.43 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.44	-
ISDA Master Agreement dated as of May 11, 2007, between J. Aron & Company and Tekoil and Gas Gulf Coast, LLC (filed as Exhibit 10.44 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.45	-
Schedule to the ISDA Master Agreement dated as of May 11, 2007, between J. Aron & Company and Tekoil and Gas Gulf Coast, LLC (filed as Exhibit 10.45 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.46	-
Transfer Acknowledgement and Agreement dated May 11, 2007, among the Company and Masters Resources, LLC, Masters Oil & Gas, LLC, Rich Holdings LLC and John W. Barton (filed as Exhibit 10.46 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.47	-
Transaction Confirmation, dated May 11, 2007, from J. Aron & Company to Tekoil and Gas Gulf Coast, LLC, effective May 1,2007 — Contract Reference 897282314 1 1 (filed as Exhibit 10.47 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.48	-
Transaction Confirmation, dated May 11, 2007, from J. Aron & Company to Tekoil and Gas Gulf Coast, LLC, effective June 1, 2007 — Contract Reference 897282306 1 1 (filed as Exhibit 10.48 to the Company’s Form 8-K/A dated May 11, 2007, and filed with the SEC on May 23, 2007) *

10.49	-
Amendment No. 1 and Waiver dated as of July 3, 2007, by and among Tekoil and Gas Gulf Coast, LLC, the Company, and the other Guarantors (defined therein), the Lenders (defined therein), and J. Aron & Company, as Lead Arranger and as Syndication Agent, and J Aron & Company, as Administrative Agent for the Lenders (filed as Exhibit 10.49 to the Company’s Form 8-K dated July 3, 2007, and filed with the SEC on July 10, 2007) *

10.50	-
Letter Agreement dated July 3, 2007, by and among Amegy Bank National Association, Tekoil and Gas Gulf Coast, LLC, and J. Aron & Company (filed as Exhibit 10.50 to the Company’s Form 8-K dated July 3, 2007, and filed with the SEC on July 10, 2007) *

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