Form 10QSB
period 2007-09-30
TEKOIL & GAS CORP
filed 2007-11-13
CIK 1368154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________________________to__________________________________

Commission File Number:  0-52100

TEKOIL & GAS CORPORATION
(Exact name of small business issuer as specified in its charter)

DELAWARE	34-2035350
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25025 I-45 NORTH, STE 525, THE WOODLANDS, TEXAS	77380
(Address of principal executive offices)	(Zip Code)

(281) 364-6950

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
Yes ☐  No ☒

At November 1, 2007, there were 46,713,177 shares of Common Stock, $0.000001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

TEKOIL & GAS CORPORATION

TABLE OF CONTENTS

			Page
PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements.	1

		Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	2

		Consolidated Statements of Operations for the Nine and Three Months Ended September 30, 2007 and 2006 (Unaudited)	3

		Consolidated Statements of Stockholders' Equity for the period January 1, 2006 through September 30, 2007 (Unaudited)	4

		Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	5-6

		Notes to Unaudited Consolidated Financial Statements	7-20

	Item 2.	Management's Discussion and Analysis or Plan of Operation.	21-29

	Item 3.	Controls and Procedures.	29

PART II		OTHER INFORMATION

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	30

	Item 5.	Other Information.	32

	Item 6.	Exhibits.	32-38

		Signatures	39

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

The results of operations for the nine and three months ended September 30, 2007 and 2006 are not necessarily indicative of the results for the entire fiscal year or for any other period.

TEKOIL & GAS CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,120,436	$294,021
Marketable securities - restricted	6,448,659	-
Accounts receivable	1,761,844	-
Prepaid expenses	638,712	53,475
Total Current Assets	9,969,651	347,496

Property, plant and equipment - net	56,347,483	458,871
Other assets	-	1,004,394

TOTAL ASSETS	$66,317,134	$1,810,761

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$6,575,070	$-
Accrued expenses	836,775	362,147
Notes payable - related parties	635,000	50,000
Current portion of long-term debt	5,139	4,261
Total Current Liabilities	8,051,984	416,408

Long-term Liabilities:
Royalties payable	1,592,965	-
Long-term debt - less current portion above	27,756,338	255,032
Plugging and abandonment obligations	6,370,000	-
Total Long-term Liabilities	35,719,303	255,032

TOTAL LIABILITIES	43,771,287	671,440

Minority interest in consolidated subsidiary	7,030,565	-

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $.00000001
par value, authorized
20,000,000 shares

Series A Convertible Preferred Stock
-0- and 2,985,000 shares outstanding
at September 30, 2007 and December 31,
2006, respectively	-	-

Common stock, par value .000001
authorized 200,000,000 shares; 46,543,175 and
21,624,175 shares issued and outstanding at
September 30, 2007 and December 31, 2006, respectively	47	22

Additional paid-in capital	30,882,264	6,758,637

Accumulated other comprehensive income (loss)	47,369	(772)

Deficit	(15,414,398)	(5,618,566)

Total Stockholders' Equity	15,515,282	1,139,321

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,317,134	$1,810,761

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues

Oil sales	$3,022,058	$-	$1,703,148	$-
Gas sales	1,369,496	-	762,283	-
Transportation income	588,784	-	359,220	-

Total revenues	4,980,338	-	2,824,651	-
Less: Production taxes	154,168	-	31,180	-

Net revenues	4,826,170	-	2,793,471	-

Cost and expenses:
Leasehold operating expenses
(including workover costs)	3,700,159	-	2,394,149	-
Selling, general and administrative expenses	3,476,929	1,430,512	1,924,944	385,113
Depreciation, depletion and amortization	405,817	-	18,243	-
Compensatory element of common
stock issuance	5,158,900	82,500	5,158,900	82,500
	12,741,805	1,513,012	9,496,236	467,613

Loss from operations	(7,915,635)	(1,513,012)	(6,702,765)	(467,613)

Other income (expense)
Other income	3,535	-	2	-
Interest income	78,659		78,659
Interest expense	(2,741,075)	(2,931)	(1,846,751)	(1,025)
	(2,658,881)	(2,931)	(1,768,090)	(1,025)

Loss before minority interest	(10,574,516)	(1,515,943)	(8,470,855)	(468,638)

Minority interest share of (loss) of
consolidated subsidiary	778,684	-	557,969	-

Loss before provision for income taxes	(9,795,832)	(1,515,943)	(7,912,886)	(468,638)

Provision for income taxes	-	-	-	-

Net loss	$(9,795,832)	$(1,515,943)	$(7,912,886)	$(468,638)

Loss per common share - basic and diluted	$(0.24)	$(0.09)	$(0.07)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	41,469,996	17,601,164	45,608,109	17,622,784

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

							Additional	Accumulated
							Paid	Other
		Comprehensive	Common Stock		Series A Preferred Stock		in	Comprehensive
	Total	(Loss)	No of shares	Amount	No of shares	Amount	Capital	Income (Loss)	Deficit

Balance, January 1, 2006	$111,415		17,472,005	$17	667,000	$-	$2,763,438	$-	$(2,652,040)

Sale of common stock	1,050,000		2,205,000	3			1,049,997	-

Sale of preferred stock	2,268,000		-	-	2,268,000	-	2,268,000	-	-

Issuance of preferred stock for services (valued at $1.00 per share)	50,000		-	-	50,000	-	50,000	-	-

Issuance of common stock for services (valued at $0.33 per share)	627,204		1,947,170	2	-	-	627,202	-	-

Net loss	(2,966,526)	$(2,966,526)	-	-	-	-	-	-	(2,966,526)

Currency translation adjustment - net of taxes	(772)	(772)	-	-	-	-	-	(772)	-
Comprehensive (loss)		$(2,967,298)

Balance, December 31, 2006	1,139,321		21,624,175	22	2,985,000	-	6,758,637	(772)	(5,618,566)

Sale of preferred stock	1,047,000		-	-	1,047,000	-	1,047,000	-	-

Issuance of 9,000,000 shares of common stock for acquisition	15,900,000		9,000,000	9			15,899,991

Issuance of 900,000 warrants (valued at $0.44 per share)	400,000						400,000

Conversion of preferred stock into common stock	2		12,096,000	12	(4,032,000)	-	(10)	-	-

Sale of common stock	1,617,750		2,157,000	2	-	-	1,617,748	-	-

Issuance of 7,000,000 stock options (valued at $0.064 per share)	4,492,500						4,492,500

Issuance of common stock for services (valued at $0.40 per share)	666,400		1,666,000	2			666,398

Net loss	(9,795,832)	$(9,795,832)	-	-	-	-	-	-	(9,795,832)

Currency translation adjustment - net of taxes	48,141	48,141	-	-	-	-	-	48,141	-
Comprehensive income		$(9,747,691)

Balance, September 30, 2007	$15,515,282		$46,543,175	$47	$-	$-	$30,882,264	$47,369	$(15,414,398)

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(9,795,832)	$(1,515,943)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	409,963	13,292
Non cash fair value of stock	5,158,900	156,134
Minority interest loss	(781,881)	-
Stock based compensation	-	-
Accretion on long term debt	826,282	-
Changes in operating assets and liabilities	5,628,351	123,328
Net Cash Used in Operating Activities	1,445,783	(1,223,189)

Cash flows from investing activities:
Purchase of property, plant and
equipment	(193,303)	(475,308)
Payment on acquisition	(32,594,212)	-
Purchase of oil and gas properties	(1,241,060)	-
Net Cash Flows Used in Investing
Activities:	(34,028,575)	(475,308)

Cash flows from financing activities:
Proceeds from issuance of common
stock	1,617,750	-
Proceeds from borrowings	36,752,200	264,374
Proceeds from issuance of preferred
stock	1,047,000	1,265,000
Repayment of debt	(3,606)	-
Payment for marketable securities - restricted	(6,370,000)	-
Proceeds from borrowings - related parties	585,000	-
Repayment of royalties	(307,035)	-
Net Cash Flows Provided by Financing Activities	33,321,309	1,529,374

Effect of exchange rate changes on cash	87,898	2,029

Net increase in cash	826,415	(167,094)

Cash - beginning of period	294,021	167,524

Cash - end of period	$1,120,436	$430

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Supplementary information:
Cash paid during the year for:
Interest	$2,623,218	$-
Income taxes	$-	$-

Non-cash financings activities:
Issuance of preferred stock for services	$-	$50,000
Issuance of common stock for services	$666,400	$106,134

Changes in operating assets and liabilities consists of the following:
Increase in accounts receivable	$(1,761,844)	$-
Increase in interest receivable	(78,659)	-
Increase in prepaid expenses	(585,237)	-
Decrease in other assets	1,004,393	5,506
Increase in accrued expenses and accounts payable	7,049,698	117,386

	$5,628,351	$122,892

Details of acquisition:
Fair value of net assets received	$48,494,212
Less:
Issuance of common stock	(15,900,000)
Cash paid for acquisition	$32,594,212

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of September 30, 2007, and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Tekoil & Gas Corporation (the "Company or "Tekoil") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2006 was derived from audited financial statements.

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

Basis of Presentation

On May 25, 2005, Pexcon, Inc. ("Pexcon") entered into a share exchange agreement with the shareholders of Tekoil-FL. In connection with the share exchange, Pexcon acquired the assets and assumed the liabilities of Tekoil-FL. For accounting purposes, the share exchange agreement has been treated as a recapitalization of Tekoil-FL as the acquirer. The financial statements prior to June 27, 2005 are those of Tekoil-FL and reflect the assets and liabilities of Tekoil-FL at historical carrying amounts.

As provided for in the share exchange agreement, the stockholders of Tekoil-FL received 6,949,800 of Pexcon common stock, representing 90% of the outstanding stock after the acquisition, in exchange for the outstanding shares of Tekoil-FL common stock they held, which was accounted for as a recapitalization. Immediately following the share acquisition exchange, Pexcon had a total of 7,722,000 common shares issued and outstanding. The financial statements show a retroactive restatement of Tekoil-FL’s historical stockholders’ equity to reflect the equivalent number of shares of common stock issued in the acquisition.

In addition, the resignation of the former officers and directors of Pexcon took effect upon the close of the share exchange. The Tekoil-FL Board of Directors became the Board of Directors of Pexcon, and Mark Western became President and Chief Executive Officer.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable, accounts payable and accrued expenses.

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

Earnings Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted loss per common share is computed by dividing net loss by the weighed average number of common shares and potential common shares during the specified period. All potentially dilutive securities, which include preferred stock, options and warrants convertible into 7,900,000 and 5,946,000 common shares at September 30, 2007 and 2006, respectively, have been excluded from the computation, as their effect is antidilutive.

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

Stock Based Compensation

The Company issues shares of common stock and preferred stock to employees and non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the consideration issued. For the nine months ended September 30, 2007 and 2006 the Company issued 1,666,000 and 250,000 shares and recorded compensation expense of $666,398 and $82,500, respectively.

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

New Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” (“SFAS 157”) which enhances existing guidance for measuring assets and liabilities using fair value. This standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) providing companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

2.	ACQUISITION

On May 11, 2007, the Company’s majority-owned subsidiary, Tekoil and Gas Gulf Coast, LLC (the “Subsidiary”), and Masters Resources, LLC, and Masters Oil and Gas, LLC (together the “Sellers”), closed on a Purchase and Sale Agreement, dated effective as of October 1, 2006, as subsequently amended (the “Purchase Agreement”) to acquire four oil and gas properties (the “Galveston Bay Properties”), consisting of interests in Trinity Bay, Redfish Reef, Fishers Reef, and North Point Bolivar Fields, located in Galveston and Chambers Counties in Galveston Bay, Texas (the “Masters Acquisition”).

The Galveston Bay Properties include 34 producing wells with 33 PDNP (proved non-producing) opportunities and more than 64 PUD (proved undeveloped) opportunities. There are 24,261 gross acres included in the Galveston Bay properties, as well as transportation and processing infrastructure.

In exchange for conveyance of the Galveston Bay Properties to the Subsidiary, the Sellers received approximately $30 million dollars in cash (subject to adjustment for an effective date of transfer of October 1, 2006, a $1 million dollar holdback for potential claims and prorations of closing costs), nine million restricted shares of the Company’s common stock, $0.000001 par value (the “Common Stock”), and conveyance of certain overriding royalty interests in the Galverston Bay Properties (the “Royalties”). The shares of Common Stock issued to the Sellers were initially restricted but subject to a previously executed Registration Rights Agreement between the Company and the Sellers, and the Company has filed a registration statement on Form SB-2 to permit the resale of such shares of Common Stock.

The royalties to be paid to the sellers consist of (i) a declining royalty which is initially 6% on proved undeveloped, proved non-producing properties, and any present or future well completed in and producing from any zone or formation not presently producing or capable of producing within the properties, which royalty reduces to 4% and 2%, respectively, after $20 million dollars and $10 million dollars, respectively, are paid on the declining royalty and the fixed royalty described below, together; (ii) a fixed royalty which is initially 3% on current proved producing properties, which royalty reduces to 2% when the $30 million threshold described immediately above is achieved; and (iii) an additional royalty of 2% on all properties for a term of 3 years. The royalties are subject to a deed of trust in favor of the Company securing an indemnity agreement relating to the potential claims described above.

The cash portion of the consideration was paid utilizing $30 million of a $50 million Senior Secured Credit Facility arranged by Goldman Sachs E & P Capital, a division of Goldman, Sachs & Co. The $30 million funded portion of the Loan is guaranteed by the Company and secured by the Galveston Bay Properties, has a term of 48 months, bears interest at an initial rate of libor plus 800 basis points, and is amortized by available net cash flow from the properties (after payment of certain related lease operating and overhead expenses, a portion of which are allowed to the Company under certain circumstances). In addition, the Lender or its affiliates received a 50 basis point funding fee on amounts advanced; a 2% overriding royalty interest in the properties; a warrant to purchase 900,000 shares of the Company’s Common Stock at a strike price of $0.50 per share over a five-year term (which Common Stock was included in a registration statement on Form SB-2 filed by the Company to permit the resale of such shares of Common Stock); a 25% ownership interest in Tekoil and Gas Gulf Coast, LLC (the other 75% being held by the Company), which interest is non-dilutable until the Company contributes $7.5 million in additional capital for expenditures related to the properties; and certain rights to participate in future debt and equity financings of the Company.

The Company was required to contribute the $7.5 million dollars detailed above to the Subsidiary within 90 days following the closing to cover certain agreed development expenditures and to raise an additional $5 million dollars for the Company within 180 days following the closing, in each case, in order to avoid a default under the Loan. As a part of the Loan transaction, the subsidiary entered into certain hedging transactions with respect to the pricing of its oil and gas production and certain insurance coverages as described in the Credit Agreement evidencing the Loan. The Loan documents contain other customary representations, warranties, covenants and events of default.

The Credit Agreement was amended on July 2, 2007 to increase the aggregate value of the Loan by the amount of $6,752,200, to change the bond requirements applicable to the Loan and to extend the date upon which certain title opinions were to be provided by the Company. The Lenders also agreed to waive the following events of default under the Credit Agreement: (i) the Subsidiary’s failure to furnish timely certain title opinions required by the Credit Agreement; and (ii) the Subsidiary’s failure to provide bonds and/or letters of credit in lieu of bonds with respect to the properties for the Railroad Commission of Texas prior to June 11, 2007.

On August 15, 2007, the Credit Agreement was further amended to extend the deadline for the Company’s contribution to the Subsidiary of $7.5 million in capital and for the repayment in full of insurance premiums financing indebtedness until August 31, 2007; and to extend the date by which the Subsidiary was required to provide certain title opinions until August 15, 2007.

On October 24, 2007, the Subsidiary, the Company and the Lender Parties entered into Amendment No. 3 and Waiver with respect to the Credit Agreement (“Amendment No. 3”) and Mark S. Western, the Company’s Chief Executive Officer, executed a Limited Guaranty (the “Limited Guaranty”), pursuant to which he agreed to personally guaranty certain of the Company’s obligations under the Credit Agreement.

Amendment No. 3 amended the Credit Agreement by (i) extending the deadline for the Company’s contribution to the Subsidiary of $7.5 million in capital and for the repayment in full of insurance premiums financing Indebtedness until October 26, 2007, (ii) extending the date on which the Subsidiary was required to provide certain title opinions covering Texas State Lease MF062790 (State Tract 343) until November 7, 2007, (iii) extending the date on which the Subsidiary was required to provide certain title opinions covering Texas State Lease MF030085 (State Tract 5-8A) until January 23, 2008, and (iv) extending the deadline for approval by the Railroad Commission of Texas regarding the change of operator P-4 submissions to January 23, 2008.

Amendment No. 3 also amended the Credit Agreement to include as additional Events of Default thereunder (i) the failure of the Limited Guaranty to remain in full force and effect at any time prior to the satisfaction in full of all obligations under the Credit Agreement or the declaration of such Limited Guaranty to be null and void or the repudiation of such Limited Guaranty by Mr. Western, (ii) the failure of the Company to pay amounts owed by the Company to K-3 Resources, L.P. by the earlier to occur of the Required Capital Date (as defined in the Credit Agreement) and October 26, 2007, and (vi) the failure by the Company to deposit to the Collateral Account (as defined in the Credit Agreement) by November 23, 2007 cash in the amount of $370,000, or such greater amount to adequately reserve for the liabilities asserted by J-W Power Company.

In consideration of the execution of Amendment No. 3 by the Lender Parties, the Company agreed to pay a waiver and amendment fee of $367,522 and all fees and expenses of the Administrative Agent’s outside legal counsel and other consultants.

On October 24, 2007, the Company and Tri Star Capital Ventures Limited (“Tri Star”) entered into a Loan Agreement (the “Loan Agreement”), pursuant to which Tri Star agreed to lend to the Company $8.5 million (the “Tri Star Loan”). The proceeds of the Tri Star Loan were used to make the $7.5 million equity contribution to the Subsidiary as required in the Credit Agreement and to pay certain costs and expenses of the Subsidiary.

The purchase price for the Masters Acquisition has been allocated by management to tangible assets and liabilities, subject to further adjustment, based on estimated fair values after considering various independent appraisals. No goodwill arose from the transaction. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired entity have been included in the Company’s consolidated financial statements from May 11, 2007.

The following unaudited pro forma summary results of operations assumes that the Galveston Bay Properties had been acquired as of January 1, 2006 (in thousands, except per share data).

	Nine Months Ended
	September 30,
	2007	2006
Net revenue	$7,825	$11,068

Net loss	$(9,616)	$(590)

Net loss per share - basic and diluted	$(0.23)	$(0.01)

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of January 1, 2006. Such information should not be construed as a representation of the future results of operations of the Company.

A condensed balance sheet of the assets and liabilities of the Galveston Bay properties as of the acquisition date is as follows:

Property, plant and equipment	$17,279,090
Oil and mineral interests	31,215,122
$48,494,212

3.	FARMOUT AGREEMENT

On January 4, 2007, the Company executed a Farmout Agreement (“Agreement”) with Newfoundland and Labrador-based Ptarmigan Resources (“Ptarmigan”), in their offshore exploration license EL-1069 (“License”) just north of the Port au Port Peninsula in western Newfoundland, Canada.

The Agreement required the Company to pay approximately $214,000 ($250,000 Canadian) to Ptarmigan, which was used as a drilling deposit to secure a one year extension granted by the Canada – Newfoundland and Labrador Offshore Petroleum Board (“C-NLOPB”). The drilling deposit is being expensed during 2007. For the nine months ended September 30, 2007, the Company expensed $160,985, and the balance of $53,662 included in prepaid expenses on the Company’s balance sheet at September 30, 2007. The Agreement also requires the Company to drill an onshore-to-offshore exploration test-well in 2007 (“Phase 1”), which will test an offshore structure, and as the validation well, will extend the lease until January 2011. The Company will earn a one-third interest (33.3%) in the license for the completion of Phase 1. The Company will then conduct an offshore 3-D seismic program (“Phase 2”) by late 2008, to map in more detail four offshore features already identified by Ptarmigan using 2-D seismic data, which will earn the Company a further 26.7% of the License, for a total ownership of 60%.

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

4.	PROPERTY, PLANT AND EQUIPMENT

	September 30,	December 31,
	2007	2006
Building	$404,430	$352,522
Oil and gas mineral interests	38,826,182	-
Tangible oil producing equipment	17,279,090	-
Transportation equipment	40,482	35,286
Equipment	149,242	21,229
Furniture and fixtures	76,608	69,233
Leasehold improvements	6,321	5,510
	56,782,355	483,780
Less: Accumulated depreciation, depletion and amortazation	434,872	24,909
	$56,347,483	$458,871

Depreciation, depletion and amortization expense for the nine months ended September 30, 2007 and 2006 amounted to $409,963 and $13,291, respectively.

5.	NOTES PAYABLE - RELATED PARTIES

a) On December 15, 2005 the Company issued an unsecured promissory note at prime plus 1% (8.25% at September 30, 2007) to a related party in the amount of $50,000, with principal and interest due at maturity on June 15, 2006. This note was extended to December 31, 2007. At the option of the lender, at any time prior to maturity the lender can convert the loan into 50,000 shares of the Company’s convertible preferred stock, at the fair value at the time the note was issued.

After the principal of this Note becomes due, interest shall be payable on demand and shall accrue at a rate of 12% per annum. As additional consideration for the loan, the Company issued to the lender 25,000 shares of the Company’s Common Stock, valued at $8,250, the fair value at the time of issuance. The shares of Common Stock were initially restricted but the Company has filed a registration statement on Form SB-2 to permit the resale of such shares of Common Stock. Interest expense for the nine months ended September 30, 2007 and 2006 amounted to $3,094 and $2,931, respectively, and, was accrued as of September 30, 2007.

b) During the third quarter of 2007 certain shareholders of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, advanced funds in the amount of $585,000 for working capital. The funds advanced by the Chief Executive Officer and Chief Financial Officer ($350,000 as of September 30, 2007) are due upon demand and bear interest at 10% per annum. Subsequent to September 30, 2007, the Chief Executive Officer and Chief Financial Officer advanced an additional $145,000. The balance of the advances by other shareholders is due in January 2008 with interest at 10% per annum payable at maturity. For the nine months ended September 30, 2007, the Company recorded interest expense of $3,942.

6.	LONG-TERM DEBT

a)
On September 15, 2006, the Company entered into a mortgage agreement with CIBC Mortgages Inc. The Company borrowed $260,318 to purchase a building in St. John's, Newfoundland. The mortgage bears interest equal to the CIBC Prime Rate plus 0.667% (6.667% at September 30, 2007). The mortgage matures September 15, 2011. The mortgage is collateralized by the building in Newfoundland and a personal guarantee by the Company's Chief Financial Officer. The current portion of the mortgage of $5,139 is included in current liabilities on the Company's balance sheet as of September 30, 2007.

b)
On May 11, 2007, in connection with the acquisition of the Galveston Bay properties located in Galveston Bay, Texas, the Company borrowed $30 million of a $50 million Senior Secured Credit Facility arranged by Goldman Sachs E & P Capital. The $30 million funded portion of the loan is guaranteed by the Company and secured by the Galveston Bay Properties, has a term of 48 months, bears interest at an initial rate of libor plus 800 basis points (14.8% at September 30, 2007) and is amortized by available net cash flow from the Galveston Bay Properties (after payment of certain related lease operating and overhead expenses, a portion of which are allowed to the Company under certain circumstances.)

In July 2007, Goldman Sachs E & P Capital advanced an additional $6,752,200 against the credit facility. The Company secured an irrevocable standby letter of credit in the amount of $6,370,000 in favor of the Texas Railroad Commission on behalf of the Company’s contingent obligation to plug and abandon various wells in connection with the acquisition of the Galveston Bay Properties. The terms and conditions of this advance are the same as under the Senior Secured Credit Facility.

As of September 30, 2007, the net present value of the long-term debt facility was $27,467,635. The loan will accrete to $36,752,200 over 48 months.

For the nine months ended September 30, 2007, interest expense amounted to $1,882,249. In addition, accretion of the long-term debt discount amounted to $826,282 and is included in interest expense on the Company’s consolidated statement of operations.

c)
On October 24, 2007, the Company and Tri Star Capital Ventures Limited (“Tri Star”) entered into a loan agreement (“Loan Agreement”), pursuant to which Tri Star agreed to lend the Company $8.5 million (the “Tri Star Loan”). The proceeds of the Tri Star Loan were used to make the $7.5 million equity contribution to the Subsidiary as required in the Credit Agreement and to pay certain costs and expenses of the Subsidiary. The Company is obligated to make monthly payments of principal on the Tri Star Loan equal to $708,333, beginning on May 1, 2008. The Tri Star Loan matures on April 15, 2009 and accrues interest at an annual rate of 13%.

In connection with the execution of the Loan Agreement, the Company and Tri Star entered into Deeds of Guarantee with each of Mark S. Western, Gerald Goodman, Francis G. Clear and Richard Creitzman (the Company’s Board of Directors) pursuant to which these individuals agreed to personally guarantee repayment of the Tri Star Loan. In exchange for these Deeds of Guarantee, the Company agreed to provide each guarantor with indemnification of liabilities incurred by each guarantor under such guarantees.

The payments now required under the long-term obligations listed above during the years following January 1, 2007, are set below:

2007	$2,465
2008	4,553
2009	4,867
2010	5,201
2011	6,327
Thereafter	27,738,064
27,761,477
Less: current portion	5,139
$27,756,338

7.	INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

At September 30, 2007, the Company has a net operating loss carry-forward of approximately $15,000,000 million, which expires in various years through 2020. Deferred income taxes reflect the impact of the net operating loss carry-forwards. In recognition of the uncertainty regarding the ultimate amount of tax benefits to be derived from the Company’s net operating loss carry-forwards, the Company has recorded a valuation allowance for the entire amount of the deferred asset.

8.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
	2007	2006
Professional fees	$435,197	$311,660
Payroll expense	-	37,421
Advalroum tax	250,000	-
Interest expense	123,277	3,963
Other	28,301	9,103
	$836,775	$362,147

9.	PLUGGING AND ABANDONMENT OBLIGATION

The Company has recorded an obligation in the amount of $6,370,000 to plug and abandon various wells in connection with the acquisition of the Galveston Bay Properties. The Company secured an irrevocable standby letter of credit in the amount of $6,370,000 in favor of the Texas Railroad Commission on behalf of the Company’s contingent obligation. The letter of credit is included as "Marketable Securities – Restricted" on the Company’s consolidated balance sheet.

10.	STOCKHOLDERS' EQUITY

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

c)
During the nine months ended September 30, 2007, the Company sold 2,157,002 shares of its Common Stock through a private placement at a purchase price of $0.75 per share, for an aggregate purchase price of $1,617,750.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of .00000001 par value preferred stock. The Company has designated 3,000,000 of these authorized shares of preferred stock as Series A Convertible Preferred Stock. The Board of Directors has the authority, without action by the stockholders, to designate and issue the shares of preferred stock in one or more series and to designate the rights, preferences and each series, any or all of which may be greater than the rights of the Company's Common Stock. At the time of designation, there was no quoted market price for the Company’s Common Stock. During the years ended December 31, 2006 and 2005, the Company sold 2,268,000 and 655,000 shares of Series A Convertible Preferred Stock and received net proceeds of $2,268,000 and $655,000, respectively. During the nine months ended September 30, 2007 the Company sold an additional 1,047,000 shares and received net proceeds of $1,047,000. On July 1, 2007, the Board of Directors invoked the mandatory conversion provisions of the Series A Convertible Preferred Stock, converting each remaining outstanding share of such stock into three (3) shares of Common Stock. As of the date of this report, no shares of any series of preferred stock are deemed to be outstanding.

The following is a summary of the pertinent rights and privileges of each class outstanding:

•
The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting, with the result that the holders of more than 50% if the shares voting for the election of directors can elect all of the directors.

•
The holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors for each such class of stock out of the funds legally available therefor. In the event of the liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining available for distribution after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock.

•	Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock.

Options and Warrants

In May 2007, the Company granted a warrant to Goldman, Sachs & Co. to purchase 900,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share in connection with Senior Credit Facility. The warrant expires in five years and is exercisable immediately. The Company recorded the warrant as part of its investment in the acquisition of the Galveston Bay Properties and capitalized the fair value of $400,000. The Company has filed a registration statement on Form SB-2 to permit the resale of such shares subject to the warrant.

In August 2007, the Company granted options to the Board of Directors to purchase seven million shares of the Company’s Common Stock at an exercise price of $1.00 per share, the fair value at the time of grant. The options vest immediately and expire in five years. The Company will record compensation expense of approximately $4.5 million during the nine months ended September 30, 2007 in connection with the stock options.

11.	BUSINESS SEGMENT INFORMATION

The Company operates in one industry and has two reportable segments. The segments are geographic and include the United States and Canada. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income (loss). The following is a summary of key financial data:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Total Revenues:
United States	$4,980,338	$-	$2,824,651	$-
Canada	-	-	-	-
	$4,980,338	$-	$2,824,651	$-

Loss from Operations:
United States	$(7,933,053)	$(1,513,012)	$(6,710,136)	$(467,613)
Canada	17,418	-	7,371	-
	$(7,915,635)	$(1,513,012)	$(6,702,765)	$(467,613)

12.	RELATED PARTY TRANSACTIONS

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

See Note 5 for additional information to related party transactions.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Important Consideration Related to Forward-looking Statements

This Form 10-QSB includes “forward-looking statements.” All statements, other than statements of historical fact, included or incorporated by reference in this registration statement which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “believe,” “intend,” “expect,” “anticipate,” “project,” “estimate,” “predict” and similar expressions are also intended to identify forward-looking statements.

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

FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN “PART I, ITEM 1. – DESCRIPTION OF BUSINESS – RISK FACTORS” CONTAINED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 2007, AS WELL AS THOSE SET FORTH IN THE “RISK FACTORS” SECTION OF THE PROSPECTUS FILED AS PART OF THE COMPANY’S REGISTRATION STATEMENT ON FORM SB-2 (AMENDMENT NO. 1) ON OCTOBER 30, 2007. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB AND REGISTRATION STATEMENT ON FORM SB-2 (AMENDMENT NO. 1) IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY’S STOCK.

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

Consequently, all of the forward-looking statements made in this report and in the documents we incorporate by reference are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. In light of the significant uncertainties inherent in such forward-looking statements, their inclusion should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

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

Plan of Operation

Forecasted Activities October 2007 to September 2008

We have identified the following objectives for the 12-month period ending September 30, 2008:

•	Drill an onshore-to-offshore well in Block EL-1069, to a bottom-hole location which has the potential to produce commercial hydrocarbons.

•	Obtain approval to conduct an intense 3D seismic survey over the area’s onshore and offshore prospects.

•	Further establish our general presence and enhance our company profile in Newfoundland.

•	Continue working with the government on an apprenticeship training program for the rig refurbishment business with the provincial technical college.

•
Begin remodeling of the rig refurbishment center located in Stephenville, Newfoundland. The Company will purchase a 50,000-square-foot building previously used as a hockey stadium to use as its center.

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

We are interested in two offshore licenses. One exploration license, EL #1070, which is currently issued to another operator, has been granted an extension from the Canada-Newfoundland and Labrador Offshore Petroleum Board until January 15, 2008. During this extended time period, the operator must drill a validating well. If the operator fails to meet the terms and conditions of the extension, the license will revert back to the Provincial government, and we will then express an interest in having the land included in the next Request for Bids. If the operator complies with the conditions, the license will be extended for a secondary term of an additional four years.

The second offshore license in which we are interested is EL #1071. This license was previously owned by Canadian Imperial Venture Corp. ("CIVC"), but it reverted back to the Provincial government on January 15, 2007. We intend to express an interest in this area, as a Call for Nominations in the offshore area was announced on October 15, 2007. We will nominate this parcel and expect to see it available in the Canada-Newfoundland and Labrador Offshore Petroleum Board’s next Request for Bids, which will occur in November 2008.

We also have one onshore area of interest. Lease 2002-01, presently held by PDI Production ("PDIP"), expired August 13, 2007. On August 13, 2007, CIVC announced that PDIP has a further 5 year extension over the Port au Port lease area. However, there are strict terms and conditions attached to the extension. This extension was based upon PDIP’s performance of work commitments and additional security deposits. One condition states there must be commencement of production within the next 24 month period. If production does not commence within the next 2 years, there will be no further extensions granted and the lease will automatically revert back to the provincial government. Unlike the Petroleum Board, the provincial Department of Natural Resources, which manages onshore activities, is sporadic in its Request for Bids process. This is mainly due to less interest in the onshore area, as compared to the already viable offshore area. We have already expressed an interest in this area and are optimistic about the opportunity to bid on this area when presented by the Department of Natural Resources.

We are currently in the process of confirming the environmental approval amendment procedures for the applications submitted to date to expand and include prospective offshore acreage surrounding the Port au Port peninsula. We have obtained environmental approvals for an exploration license to conduct the 3D seismic survey over the onshore prospects. On May 2, 2006, the Department of Environment and Conservation issued a letter regarding our Port au Port Peninsula 3D seismic survey, along with a summary of comments received from various reviewing agencies during the review period. The letter released our proposed 3D seismic survey from further environmental assessment by the Department, subject to the approval of an Environmental Protection Plan prior to the commencement of the survey. On November 21, 2006, we announced that our application for expansion of our original 3D seismic program had been increased from approximately 240 sq km to approximately 300 sq km and released from further environment assessment by the Newfoundland and Labrador Department of Environmental Conservation. We are in the final stages with the Canada-Newfoundland and Labrador Offshore Petroleum Board to complete its approvals for the offshore component of the program.

To further cement our presence in Newfoundland, we have formed a wholly-owned Canadian subsidiary, Tekoil Rig Development Corporation, opened our Canadian headquarters in St. John’s and appointed Donna Parsons as Vice-President, Corporate Relations. We are talking to a number of companies and institutions concerning the long-term financing for the Company’s operations. We are also engaged in ongoing discussions with the provincial technical college to create training programs for the rig refurbishment business.

Our rig consultant continues to monitor the availability of used, inactive rigs, and he is confident that once we have secured funding for this program, he will be able to act expeditiously to obtain such a rig.

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

On May 11, 2007, our majority-owned subsidiary, Tekoil and Gas Gulf Coast, LLC (the "Subsidiary") acquired four oil and gas properties, consisting of interests in Trinity Bay, Redfish Reef, Fishers Reef and North Point Bolivar Fields, located in Galveston and Chambers Counties in Galveston Bay, Texas pursuant to a Purchase and Sale Agreement with Masters Resources, LLC and Masters Oil and Gas, LLC (the "Masters Acquisition"). Our efforts with respect to these properties for the near future will be focused on improving operations and putting in place cost control measures. Beginning in the third quarter of 2007, we will be conducting recompletions and workovers on the wells located on these properties. We anticipate that such activities will continue through the first half of 2008.

Liquidity and Capital Resources

Our operating and capital requirements have exceeded our cash flows from operations from inception as we have been building our business. Since inception through September 30, 2007, we have expended approximately $41.9 for operating and investing activities, which has been funded by investments of approximately $6.4 from our shareholders and $37.0 from borrowings. Subsequent to September 30, 2007, the Company borrowed an additional $8.5 million to meet certain capital requirements to the Subsidiary in connection with the Masters Acquisition.

Our Subsidiary completed the acquisition of the Galveston Bay, Texas properties in May 2007. Total consideration paid was approximately $45.9 million. The Subsidiary received a $50.0 million multiple-advance, senior secured four-year credit facility arranged by Goldman Sachs E & P Capital, a division of Goldman, Sachs and Co., $30.0 million of which was used to pay the cash portion of the consideration for the acquisition of the properties. The terms of the Loan were set forth in a Credit and Guaranty Agreement dated as of May 11, 2007. In addition to the cash component of the consideration, the Company issued 9,000,000 shares of its Common Stock to the Sellers in connection with the acquisition of the properties. These shares were included in a registration statement on Form SB-2 filed by the Company.

The funded portion of the loan is guaranteed by the Company and secured by the Galveston Bay Texas properties, has a term of 48 months, bears interest at an initial rate of LIBOR plus 800 base points (13% at June 30, 2007) and is amortized by available net cash flow from the properties (after payment of certain related lease operating and overhead expenses, a portion of which are allocated to the Company under certain circumstances). In addition, the Lenders or their affiliates received a 50 basis point funding fee on amounts advanced ($150,000); a 2% overriding royalty interest in the properties; a warrant to purchase 900,000 shares of the Company’s Common Stock at a strike price of $0.50 per share over a five-year term (which shares of Common Stock were included in the registration statement on Form SB-2 filed by the Company); a 25% ownership interest in the subsidiary (the other 75% being held by the Company), which interest is non-dilutable until the Company contributes $7.5 million in additional capital to the subsidiary for expenditures related to the properties; and certain rights to participate in future debt and equity financings of the Company.

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

The Credit Agreement was amended on July 2, 2007 to increase the aggregate value of the Loan by the amount of $6,752,200, to change the bond requirements applicable to the Loan and to extend the date upon which certain title opinions were to be provided by the Company. The Lenders also agreed to waive the following events of default under the Credit Agreement: (i) the majority-owned subsidiary’s failure to furnish timely certain title opinions required by the Credit Agreement; and (ii) the Subsidiary’s failure to provide bonds and/or letters of credit in lieu of bonds with respect to the properties for the Railroad Commission of Texas prior to June 11, 2007.

On August 15, 2007, the Credit Agreement was further amended to extend the deadline for the Company’s contribution to the subsidiary of $7.5 million in capital and for the repayment in full of insurance premiums financing indebtedness until August 31, 2007 and to extend the date on which the subsidiary was required to provide certain title opinions until August 15, 2007. In connection with the execution of Amendment No. 2 to the Credit Agreement, certain events of default were waived under the Credit Agreement.

On October 24, 2007, the Subsidiary, the Company and the Lender Parties entered into Amendment No. 3 and Waiver with respect to the Credit Agreement (“Amendment No. 3”) and Mark S. Western, the Company’s Chief Executive Officer, executed a Limited Guaranty (the “Limited Guaranty”), pursuant to which he agreed to personally guaranty certain of the Company’s obligations under the Credit Agreement.

Amendment No. 3 amended the Credit Agreement by (i) extending the deadline for the Company’s contribution to the Subsidiary of $7.5 million in capital and for the repayment in full of insurance premiums financing Indebtedness until October 26, 2007, (ii) extending the date on which the Subsidiary was required to provide certain title opinions covering Texas State Lease MF062790 (State Tract 343) until November 7, 2007, (iii) extending the date on which the Subsidiary was required to provide certain title opinions covering Texas State Lease MF030085 (State Tract 5-8A) until January 23, 2008, and (iv) extending the deadline for approval by the Railroad Commission of Texas regarding the change of operator P-4 submissions to January 23, 2008.

Amendment No. 3 also amended the Credit Agreement to include as additional Events of Default thereunder (i) the failure of the Limited Guaranty to remain in full force and effect at any time prior to the satisfaction in full of all obligations under the Credit Agreement or the declaration of such Limited Guaranty to be null and void or the repudiation of such Limited Guaranty by Mr. Western, (ii) the failure of the Company to pay amounts owed by the Company to K-3 Resources, L.P. by the earlier to occur of the Required Capital Date (as defined in the Credit Agreement) and October 26, 2007, and (vi) the failure by the Company to deposit to the Collateral Account (as defined in the Credit Agreement) by November 23, 2007 cash in the amount of $370,000, or such greater amount to adequately reserve for the liabilities asserted by J-W Power Company.

In consideration of the execution of Amendment No. 3 by the Lender Parties, the Company agreed to pay a waiver and amendment fee of $367,522 and all fees and expenses of the Administrative Agent’s outside legal counsel and other consultants.

On October 24, 2007, the Company and Tri Star Capital Ventures Limited (“Tri Star”) entered into a Loan Agreement (the “Loan Agreement”), pursuant to which Tri Star agreed to lend to the Company $8.5 million (the “Tri Star Loan”). The proceeds of the Tri Star Loan will be used to make the $7.5 million equity contribution to the Subsidiary as required in the Credit Agreement and to pay certain costs and expenses of the Subsidiary. The Company is obligated to make monthly payments of principal on the Tri Star Loan equal to $708,333, beginning on May 1, 2008. The Tri Star Loan matures on April 15, 2009 and accrues interest at an annual rate of 13%.

In connection with the execution of the Loan Agreement, the Company and Tri Star entered into Deeds of Guarantee with each of Mark S. Western, Gerald Goodman, Francis G. Clear and Richard Creitzman pursuant to which these individuals agreed to personally guarantee repayment of the Tri Star Loan. In exchange for these Deeds of Guarantee, the Company agreed to provide each guarantor with indemnification of liabilities incurred by each guarantor under such guarantees.

The Company remains in default under the Credit Agreement, due to the failure to repay in full insurance premiums financing indebtedness by October 26, 2007; failure to achieve the required indebtedness to EBITDA ratio; and failure to furnish an updated reserve report by September 1, 2007. The Company is negotiating with the Lender Parties with respect to these remaining defaults.

The Company also entered into a Consulting Agreement on October 24, 2007 (the “Consulting Agreement”) with Portland Worldwide Investments Limited (“PWI”), pursuant to which PWI agreed to provide consulting services to the Company in connection with the further development of its energy assets and the Company agreed to pay the Consultant approximately $935,000 in the aggregate consideration during the 18-month term of the Consulting Agreement.

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

On December 15, 2005, we issued an unsecured promissory note, bearing interest at the rate of prime plus one percent (1%) per annum (8.25% at December 31, 2005) to Wiener, Goodman & Company, P.C. Profit Sharing Plan FBO Gerald Goodman (the Company's chief financial officer, treasurer and director) in the principal amount of $50,000, with principal and interest due at maturity on June 15, 2006. The maturity date was extended until December 31, 2007. At any time prior to maturity, the lender may, at its option, convert the promissory note into 50,000 shares of Series A Convertible Preferred Stock. There is no other formal arrangement to advance or loan funds to the Company or repay any such advances or loans.

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

During the third quarter of 2007 certain shareholders of the Company, including the Company’s chief executive officer and chief financial officer, advanced funds in the amount of $585,000 for working capital. The funds advanced by the chief executive officer and chief financial officer ($350,000 as of September 30, 2007) are due upon demand and bear interest at 10% per annum. Subsequent to September 30, 2007, the chief executive officer and chief financial officer advanced an additional $145,000. The balance of the advances by other shareholders is due in January 2008 with interest at 10% per annum payable at maturity.

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

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report and through the date of this report, the Company made the following sales of unregistered shares of its Common Stock, par value $0.000001 per share, at the offering price of $0.75 per share, unless otherwise stated:

	Number	Proceeds of Sale	Date of
Name of Purchaser	of Shares	(in Dollars)	Issuance

Bradley, Marshall L. and Claire M. and Gibbens, Deborah L. JTWROS	10,000	$7,500	July 24, 2007

Flisar, Avis M. (1)	10,000	10,000	November 20, 2006 (1)

Ghulldu, Harbinder S. and Lisa, JTWROS	70,000	52,500	July 24, 2007

Hall, Laura and Nathan, JTWROS	6,666	5,000	July 24, 2007

Horge, Margaret (2)	33,000	(2)	October 16, 2007 (2)

Joiner, James T. and Judy S.	10,000	7,500	August 22, 2007

Korenek, Alfred J.	20,000	15,000	July 24, 2007

Koseluk, Richard (3)	1,250,000	(3)	October 16, 2007 (3)

Mather, Dianna (4)	25,000	(4)	October 16, 2007 (4)

McConnell, Paul, Fiserv ISS & Co. TTEE FBO	30,000	22,500	July 24, 2007

Melhorn, Janice (5)	25,000	(5)	October 16, 2007 (5)

Monteleone, Mario and Lynn	20,000	15,000	July 24, 2007

Moore, Stephen A.	10,000	7,500	July 24, 2007

Moore, Stephen A. and Pifer Donald, as tenants in common	10,000	7,500	August 20, 2007

Ottens, Eric (6)	250,000	(6)	October 16, 2007 (6)

Richardson, Rickey	20,000	15,000	July 24, 2007

Robert M. Bisienere Family Trust	40,000	30,000	July 24, 2007

Roberts, Rickie R	10,000	7,500	July 24, 2007

Robinson, Steven	10,000	7,500	July 24, 2007

Robinson, Steven and Martin, Michele	10,000	7,500	August 20, 2007

William C. Martin Trust	70,000	52,500	July 24, 2007

Vosbein, Michael (7)	83,000	(7)	October 16, 2007 (7)

(1)	These sales of shares of Common Stock occurred prior to the period covered by this report, but they were erroneously omitted from previous reports.

(2)
The Company granted 100,000 shares of restricted Common Stock to Margaret Horge as consideration for services provided pursuant to an Employment Agreement effective June 1, 2007, to be issued as follows: (i) 33,000 shares as of June 1, 2007, (ii) 33,000 shares as of June 1, 2008, and (iii) 34,000 shares as of June 1, 2009. The market value of these shares at the date of the award is recorded as a compensation expense. No proceeds were received. In its report on Form 10-QSB for the quarter ended June 30, 2007, the Company erroneously reported this issuance as an issuance of 100,000 shares valued at $1.10 per share as of June 1, 2007.

(3)
The Company granted 1,500,000 shares of restricted Common Stock to Richard Koseluk as consideration for services provided pursuant to an Employment Agreement effective October 1, 2006, to be issued as follows: (i) 750,000 shares as of October 1, 2006, (ii) 500,000 shares as of October 1, 2007, and (iii) 250,000 shares as of October 1, 2008. The market value of these shares at the date of the award is recorded as a compensation expense. No proceeds were received.

(4)
The Company granted 75,000 shares of restricted Common Stock to Dianna Mather on June 1, 2007, her date of employment, as a sign-on bonus, to be issued as follows: (i) 25,000 shares as of June 1, 2007, (ii) 25,000 shares as of June 1, 2008, and (iii) 25,000 shares as of June 1, 2009. The market value of these shares at the date of the award is recorded as a compensation expense. No proceeds were received. In its report on Form 10-QSB for the quarter ended June 30, 2007, the Company erroneously reported this issuance as an issuance of 25,000 shares valued at $1.10 per share as of June 1, 2007.

(5)
The Company granted 25,000 shares of restricted Common Stock to Janice Melhorn on August 1, 2007, her date of employment, as a sign-on bonus. The market value of these shares at the date of the award is recorded as a compensation expense. No proceeds were received.

(6)
The Company granted 250,000 shares of restricted Common Stock to Eric Ottens on June 30, 2007, the date of Mr. Ottens’ retirement from the Company. The market value of these shares at the date of the award is recorded as a compensation expense. No proceeds were received.

(7)
The Company granted 250,000 shares of restricted Common Stock to Michael Vosbein as consideration for services provided pursuant to an Employment Agreement effective May 1, 2007, to be issued as follows: (i) 83,000 shares as of May 1, 2007, (ii) 83,000 shares as of May 1, 2008, and (iii) 84,000 shares as of May 1, 2009. The market value of these shares at the date of the award is recorded as a compensation expense. No proceeds were received. In its report on Form 10-QSB for the quarter ended June 30, 2007, the Company erroneously reported this issuance as an issuance of 250,000 shares valued at $1.10 per share as of June 1, 2007.

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

The Company has filed a registration statement on Form SB-2 to permit the resale of shares of its Common Stock by the holders of such shares; however, the sales of Common Stock set forth in the table above, except for those sold to Avis M. Flisar, occurred after the filing of such registration statement. The resale of such shares of Common Stock by the purchasers thereof has not been registered by the Company, and such unregistered shares remain subject to the restrictions set forth above.

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

Item 5. Other Information.

On July 24, 2007, the Company announced that its Common Stock will be quoted on the OTC Bulletin Board®, effective July 24, 2007, under the symbol “TKGN.” The Common Stock has previously been quoted on the Pink Sheets. ACAP Financial, Inc., filed a Form 15c2-11 with the National Association of Securities Dealers (“NASD”), and the NASD has cleared the request for an unpriced quotation. In order to enter a priced quotation, ACAP Financial, Inc., must first file a supplemental Form 211 with the NASD, setting forth the basis for its priced quotation. The OTC Bulletin Board® is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.

In addition, the first of the Company’s two registration statements on Form SB-2 was declared effective by the U.S. Securities and Exchange Commission as of July 17, 2007, permitting resales by the “Selling Shareholders,” defined therein, of their restricted shares of Common Stock, as well as the shares of Common Stock into which their shares of Series A Convertible Preferred Stock have been converted.

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

10.51	-
Amendment No. 2 and Waiver dated as of August 15, 2007, by and among Tekoil and Gas Gulf Coast, LLC, the Company, the Lenders, J. Aron & Company, as Lead Arranger and as Syndication Agent, and J. Aron & Company, as Administrative Agent for the Lenders and as counterparty under the ISDA Master Agreement dated as of May 11, 2007. (filed as Exhibit 10.51 to the Company’s Form 8-K dated August 15, 2007, and filed with the SEC on August 21, 2007) *

10.52	-
Tekoil & Gas Corporation Omnibus Equity Plan, adopted by the Company’s Board of Directors on August 15, 2007. (filed as Exhibit 10.52 to the Company’s Form 8-K dated August 15, 2007, and filed with the SEC on August 21, 2007) *

10.53	-
Stock Option Agreement dated August 15, 2007, by and between the Company and Mark S. Western. (filed as Exhibit 10.53 to the Company’s Form 8-K dated August 15, 2007, and filed with the SEC on August 21, 2007) *

10.54	-
Stock Option Agreement dated August 15, 2007, by and between the Company and Richard Creitzman. (filed as Exhibit 10.54 to the Company’s Form 8-K dated August 15, 2007, and filed with the SEC on August 21, 2007) *

10.55	-
Stock Option Agreement dated August 15, 2007, by and between the Company and Francis G. Clear. (filed as Exhibit 10.55 to the Company’s Form 8-K dated August 15, 2007, and filed with the SEC on August 21, 2007) *

10.56	-
Stock Option Agreement dated August 15, 2007, by and between the Company and Gerald Goodman. (filed as Exhibit 10.56 to the Company’s Form 8-K dated August 15, 2007, and filed with the SEC on August 21, 2007) *

10.57	-
Amendment No. 3 and Waiver, dated as of October 24, 2007, by and among Tekoil and Gas Gulf Coast, LLC, the Company, the Lenders, J. Aron & Company, as Lead Arranger and as Syndication Agent, and J Aron & Company, as Administrative Agent for the Lenders and as counterparty under the ISDA Master Agreement dated as of May 11, 2007. (filed as Exhibit 10.57 to the Company’s Form 8-K dated October 24, 2007, and filed with the SEC on October 29, 2007) *

10.58	-
Limited Guaranty, dated as of October 24, 2007, by Mark S. Western in favor of J. Aron & Company, as Administrative Agent. (filed as Exhibit 10.58 to the Company’s Form 8-K dated October 24, 2007, and filed with the SEC on October 29, 2007) *

10.59	-
Loan Agreement, dated October 24, 2007, by and between the Company and Tri Star Capital Ventures Limited (the “Lender”). (filed as Exhibit 10.59 to the Company’s Form 8-K dated October 24, 2007, and filed with the SEC on October 29, 2007) *

10.60	-
Deed of Guarantee, dated October 24, 2007, by and between Mark S. Western, as Guarantor, and the Lender. (filed as Exhibit 10.60 to the Company’s Form 8-K dated October 24, 2007, and filed with the SEC on October 29, 2007) *

10.61	-
Deed of Guarantee, dated October 24, 2007, by and between Gerald Goodman, as Guarantor, and the Lender. (filed as Exhibit 10.61 to the Company’s Form 8-K dated October 24, 2007, and filed with the SEC on October 29, 2007) *

10.62	-
Deed of Guarantee, dated October 24, 2007, by and between Francis G. Clear, as Guarantor, and the Lender. (filed as Exhibit 10.62 to the Company’s Form 8-K dated October 24, 2007, and filed with the SEC on October 29, 2007) *

10.63	-
Deed of Guarantee, dated October 24, 2007, by and between Richard Creitzman, as Guarantor, and the Lender. (filed as Exhibit 10.63 to the Company’s Form 8-K dated October 24, 2007, and filed with the SEC on October 29, 2007) *

10.64	-
Consulting Agreement, dated October 24, 2007, by and between the Company and Portland Worldwide Investments Limited.  (filed as Exhibit 10.63 to the Company’s Form 8-K dated October 24, 2007, and filed with the SEC on October 29, 2007) *

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

TEKOIL & GAS CORPORATION

Date: November 13, 2007	By:	/s/ Mark S. Western
Mark Western
President and Chief Executive Officer

Date: November 13, 2007	By:	/s/ Gerald Goodman
Gerald Goodman
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description

3.1	-	Certificate of Incorporation of the Company and all Amendments thereto (filed as Exhibit 2.1 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

3.2	-	Bylaws of the Company (filed as Exhibit 2.2 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

4.1	-	Article Fourth of the Certificate of Incorporation of the Company, as amended (filed as part of Exhibit 2.1 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

4.2	-	Articles II, III, VIII and XI of the Bylaws of the Company (filed as part of Exhibit 2.2 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

4.3	-	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock (filed as Exhibit 3.3 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

4.4	-
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

10.51	-
Amendment No. 2 and Waiver dated as of August 15, 2007, by and among Tekoil and Gas Gulf Coast, LLC, the Company, the Lenders, J. Aron & Company, as Lead Arranger and as Syndication Agent, and J. Aron & Company, as Administrative Agent for the Lenders and as counterparty under the ISDA Master Agreement dated as of May 11, 2007. (filed as Exhibit 10.51 to the Company’s Form 8-K dated August 15, 2007, and filed with the SEC on August 21, 2007) *

10.52	-
Tekoil & Gas Corporation Omnibus Equity Plan, adopted by the Company’s Board of Directors on August 15, 2007. (filed as Exhibit 10.52 to the Company’s Form 8-K dated August 15, 2007, and filed with the SEC on August 21, 2007) *

10.53	-
Stock Option Agreement dated August 15, 2007, by and between the Company and Mark S. Western. (filed as Exhibit 10.53 to the Company’s Form 8-K dated August 15, 2007, and filed with the SEC on August 21, 2007) *

10.54	-
Stock Option Agreement dated August 15, 2007, by and between the Company and Richard Creitzman. (filed as Exhibit 10.54 to the Company’s Form 8-K dated August 15, 2007, and filed with the SEC on August 21, 2007) *

10.55	-
Stock Option Agreement dated August 15, 2007, by and between the Company and Francis G. Clear. (filed as Exhibit 10.55 to the Company’s Form 8-K dated August 15, 2007, and filed with the SEC on August 21, 2007) *

10.56	-
Stock Option Agreement dated August 15, 2007, by and between the Company and Gerald Goodman. (filed as Exhibit 10.56 to the Company’s Form 8-K dated August 15, 2007, and filed with the SEC on August 21, 2007) *

10.57	-
Amendment No. 3 and Waiver, dated as of October 24, 2007, by and among Tekoil and Gas Gulf Coast, LLC, the Company, the Lenders, J. Aron & Company, as Lead Arranger and as Syndication Agent, and J Aron & Company, as Administrative Agent for the Lenders and as counterparty under the ISDA Master Agreement dated as of May 11, 2007. (filed as Exhibit 10.57 to the Company’s Form 8-K dated October 24, 2007, and filed with the SEC on October 29, 2007) *

10.58	-
Limited Guaranty, dated as of October 24, 2007, by Mark S. Western in favor of J. Aron & Company, as Administrative Agent. (filed as Exhibit 10.58 to the Company’s Form 8-K dated October 24, 2007, and filed with the SEC on October 29, 2007) *

10.59	-
Loan Agreement, dated October 24, 2007, by and between the Company and Tri Star Capital Ventures Limited (the “Lender”). (filed as Exhibit 10.59 to the Company’s Form 8-K dated October 24, 2007, and filed with the SEC on October 29, 2007) *

10.60	-
Deed of Guarantee, dated October 24, 2007, by and between Mark S. Western, as Guarantor, and the Lender. (filed as Exhibit 10.60 to the Company’s Form 8-K dated October 24, 2007, and filed with the SEC on October 29, 2007) *

10.61	-
Deed of Guarantee, dated October 24, 2007, by and between Gerald Goodman, as Guarantor, and the Lender. (filed as Exhibit 10.61 to the Company’s Form 8-K dated October 24, 2007, and filed with the SEC on October 29, 2007) *

10.62	-
Deed of Guarantee, dated October 24, 2007, by and between Francis G. Clear, as Guarantor, and the Lender. (filed as Exhibit 10.62 to the Company’s Form 8-K dated October 24, 2007, and filed with the SEC on October 29, 2007) *

10.63	-
Deed of Guarantee, dated October 24, 2007, by and between Richard Creitzman, as Guarantor, and the Lender. (filed as Exhibit 10.63 to the Company’s Form 8-K dated October 24, 2007, and filed with the SEC on October 29, 2007) *

10.64	-
Consulting Agreement, dated October 24, 2007, by and between the Company and Portland Worldwide Investments Limited.  (filed as Exhibit 10.63 to the Company’s Form 8-K dated October 24, 2007, and filed with the SEC on October 29, 2007) *

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