Form 10KSB
period 2007-12-31
TEKOIL & GAS CORP
filed 2008-04-18
CIK 1368154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                     December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File Number                 0-52100

 TEKOIL & GAS CORPORATION

(Name of small business issuer in its charter)

Delaware	34-2035350
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25025 I-45 North, Suite 525, The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number                      (281) 364-6950

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Issuer’s revenues for the fiscal year ended December 31, 2007:              $7,289,661

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of March 15, 2008, was $6,629,209.

Number of shares of Common Stock, $0.000001 par value, outstanding as of March 15, 2008: 55,225,287

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

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including, but not limited to, the following:

•	risk factors discussed in this annual report;

•	oil and gas prices;

•	exploitation and exploration successes;

•	continued availability of capital and financing;

•	general economic, market or business conditions;

•	acquisitions and other business opportunities (or lack thereof) that may be presented to and pursued by us;

•	changes in laws or regulations; and

•	other factors, most of which are beyond our control.

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

As of March 15, 2008, the Company had outstanding 55,225,287 shares of common stock, par value $0.000001 per share (the “Common Stock”).

Business of Issuer

The Company is an oil and gas enterprise focused on the acquisition, stimulation, rehabilitation and asset improvement of small to medium sized manageable oil and gas fields throughout North America.

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

Acquisitions of Producing Properties. We have an experienced management and technical team, some of whom are consultants, which makes us more financially flexible. We focus on the acquisition of owner-operated producing properties that meet our selection criteria, which include (a) significant potential for increasing reserves and production through development and further exploration, (b) favorable purchase price, and (c) opportunities for improved operating efficiency. We are continually identifying and evaluating acquisition opportunities. Other than the acquisition of the Galveston Bay properties described below, to date, we have not been successful in this regard and there can be no assurance that any such acquisitions will be successfully consummated in the future.

Development. We have researched several projects that did not meet our criteria and/or did not pass our due diligence process. We continue to use our network of contacts in the industry to explore such opportunities, and with the use of the internet we conduct much of our due diligence before doing in situ evaluations.

Exploration. Our exploration activities for 2005, 2006 and 2007 have been restricted geographically to North America and Canada. Until recently, the main thrust of this initiative, however, was predominantly in Eastern Canada. We have identified an opportunity in an area where exploration and risk capital of in excess of $100 million has been previously expended by a third party from the 1990’s to 2005. However, another company holds the lease to this area, so we have no rights to pursue this opportunity unless the current lease is terminated. Our independent consulting engineers, Fekete Associates and Dick Boyce of dB, LLC, have advised us that this area was a failure due to previous operators’ not understanding the complexity of the structures, and the unavailability of modern-day 3D seismic technology. Over the life of the one drilled well in this area, when operated by various operators, the well produced an average of 2,500 barrels of oil per day. We have access to all the previous data and history of these prospects, including mapping information, 2D seismic interpretation, minimal 3D seismic interpretation and extensive drilling information.

We are also interested in an offshore license area EL #1071. This license was previously owned by Canadian Imperial Venture Corp. ("CIVC"), but it reverted back to the Provincial government on January 15, 2007. We expressed an interest in this area on the October 15, 2007 and expect to see it available in the Canada-Newfoundland and Labrador Offshore Petroleum Board’s next Request for Bids, which will occur in November 2008.

On August 13, 2007, CIVC announced that PDI Production has a further 5-year extension over the Port au Port lease area, Lease 2002-01. However, there are strict terms and conditions attached to the extension. This extension was based upon PDI Production’s performance of work commitments and additional security deposits. One condition states that there must be commencement of production within the next 24-month period. If production does not commence within the next 2 years, there will be no further extensions granted, and the lease will automatically revert back to the Provincial government. Unlike the Petroleum Board, the provincial Department of Natural Resources, which manages onshore activities, is sporadic in its Request for Bids process. This is mainly due to less interest in the onshore area, as compared to the already viable offshore area. We have already expressed an interest in this area and are optimistic about the opportunity to bid on this area when presented by the Department of Natural Resources.

Low Cost Structure. We have only eleven employees, and we hire subcontractors to provide technical engineering, accounting and legal expertise. We intend to maintain a low cost structure by keeping a small workforce. We are capable of being an efficient operator and can capitalize on our low cost structure in evaluating acquisition opportunities. Our goal is to achieve substantial reductions in labor and other field-level costs from those expended by the previous operators. Our lower cost structure could substantially improve cash flows of targeted companies.

Financial Flexibility. We are committed to maintaining financial flexibility, which we believe is important for the successful execution of our acquisition, exploration and development strategy. Since October 2005, we have completed numerous private placements of our Common Stock and Series A Preferred Stock, which through December 31, 2007, have provided us with aggregate net proceeds of approximately $7.6 million.

Western Newfoundland Prospect Development

Progress from November 2005 to December 2007. After assembling the technical team in August 2005 and confirming the significant hydrocarbon potential that exists in the area of the Port au Port Peninsula of Western Newfoundland, we had the following objectives for the November 2005 to December 2007 time period:

•	Prepare a technically sound exploration and development plan.

•	Lease the mineral rights over the prospective acreage at reasonable terms for the Company.

•
Establish our presence in Newfoundland by forming a Newfoundland subsidiary, qualifying to do business in Newfoundland and opening an office there; familiarizing ourselves with the applicable regulatory regime(s) for oil and gas activity in the province; and establishing good working relations with the regulators, government officials and the local communities in which we will be operating.

•	Obtain the approvals required to conduct an intense 3D seismic survey over the area’s onshore prospects.

In establishing these objectives, we recognized that they would not all be completely achieved by December 2007. Nonetheless, we have achieved the following:

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

•
We have obtained an exploration license to conduct the 3D seismic survey over the onshore and transition area prospect. The next step will involve submission of a detailed seismic program for approval. Onshore preparatory work can begin in the Spring of 2008, followed by the survey in the Fall of 2008.

Newfoundland, Canada. On November 21, 2006, the Company announced that its application for a geographic expansion of its original 3D seismic survey program around the Port au Port Peninsula and Port au Port Bay in western Newfoundland, had been increased from approximately 240 sq km to approximately 300 sq km and released from further environmental assessment by the Newfoundland and Labrador Department of Environment and Conservation. The Company is in the final stages with the Canada-Newfoundland and Labrador Offshore Petroleum Board to complete its approvals for the offshore component of the program, and it is focused on its Galveston, Texas, acquisition and on establishing its rig fabrication center in Stephenville, Newfoundland, with the anticipation of work beginning as early as the second quarter of 2008.

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

Pursuant to the Farmout Agreement, the Company, as the Farmee, has paid $214,000 ($250,000 Canadian) to Ptarmigan, which was used as a drilling deposit to secure a one-year extension of the License from the Canada - Newfoundland and Labrador Offshore Petroleum Board. The Company was required to drill an onshore-to-offshore test well, which test well was completed on January 14, 2008, tested an offshore structure and, as the validation well, extended the lease until January 2011 (Phase 1). The Company will earn a one-third interest (33.3%) in the License for the completion of Phase 1. The Company may then conduct an offshore 3D seismic program by late 2008, to map in more detail four offshore features already identified by Ptarmigan using 2D seismic data, which will earn the Company a further 26.7% of the License, for a total ownership of 60% (Phase 2).

The Farmout Agreement further provides that the Company and Ptarmigan will drill an offshore exploration well and will share the drilling costs; 60% by the Company and 40% by Ptarmigan. Should the Company carry 100% of the cost of drilling, it will earn an additional 20% interest in the License, for a total of up to 80%, subject to government royalties (Phase 3). The Company estimates the total cost of Phases 1, 2, and 3 to be approximately $6,000,000 in 2007, $10,000,000 in 2008 and $25,000,000 in 2009.

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

To ensure access to a 2000 HP drilling rig for our Newfoundland exploration activities, we have investigated purchasing one or more older, unused units, and refurbishing them to present-day standards. The option is technically viable because the structural components of the rig have a service life in the order of 60 years. Refurbishment involves complete rebuilding/replacement of the mechanical, electrical and instrumentation systems.

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

We understand a typical capital cost profile for a refurbished 2000+ HP rig is as follows:

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

Total cost for labor - $2,143,500.00

Contract Drilling. The cost and difficulty of procuring a rig is a common problem for all oil companies operating in Atlantic Canada. With a rig in the area, we could contract to drill on non-competitive lands at a cost effective rate relative to drilling contractors located in Western Canada, the U.S. or international locations. In addition to our own use, we are already aware of at least two potential uses for a rig in Atlantic Canada: (i) drilling stratigraphic test holes for the province of Newfoundland, and (ii) drilling two commercial wells for Petroworth Resources Inc., onshore Prince Edward Island to a depth of approximately 3,500 meters. Elsewhere, demand for rigs of this size is growing, and we have already established a number of leads.

An existing port with direct access to/from the college fabrication facilities enables freighter transport of rigs. Ready transportation access to/from Newfoundland to oil producing regions around the globe could, in combination with the aforementioned labor cost advantages, enable development of an ongoing commercial operation that supports government development initiatives for the region.

Status of Rig Refurbishing Plans. The initial assessment of a rig purchase encouraged further investigation through February and March, 2006. During this time period, the purchase concept has evolved and expanded to one of purchasing old, inactive rig(s) and refurbishing them in Stephenville, Newfoundland, as a stand-alone business. We believe our best option to secure a rig for our internal 2008 drilling program is to rebuild one. However, an ongoing rig refurbishing business could generate cash flow in 2008 and could be used to collateralize and finance our current and future exploration efforts. A refurbishing business is technically viable because the service life on structural components is on the order of 60 years.

The capital cost estimate to acquire and refurbish an older rig is anticipated to be approximately $10.5 million.

We are currently pursuing the rig refurbishing business opportunity on several levels as follows:

•	Scouting for suitable rigs and rig components to ship to Newfoundland and refining material lists and cost estimates to procure, ship and refurbish selected rigs.

•	Negotiating with interested oil companies for the pre-purchase of the initial batch of rigs.

•	Establishing a wholly-owned subsidiary in Newfoundland, to handle the refurbishment business.

•	Securing key personnel under long-term contracts.

•	Conducting site tours to inventory the college facilities and identify any additional equipment that will need to be purchased.

•	Negotiating with the technical college to better define the training program and the business relationship with the college.

Galveston Bay Developments

On November 13, 2006, the Company executed a Purchase and Sale Agreement with Masters Resources, LLC and Masters Oil and Gas, LLC (together, the Sellers under the Purchase and Sale Agreement), to acquire four properties, consisting of interests in Trinity Bay, Redfish Reef, Fishers Reef, and North Point Bolivar Fields, located in Galveston and Chambers Counties in Galveston Bay, Texas and related assets and operations described therein.

On December 29, 2006, the Company and the Sellers agreed to a First Amendment to Purchase and Sale Agreement which extended the closing date to February 9, 2007 and set the purchase price at $47,500,000, plus 500,000 shares of the Company’s Common Stock and the reservation by the Sellers of specified overriding royalty interests. The First Amendment also provided that shares of the Company’s Common Stock would be issued to the Sellers pursuant to a separate Subscription Agreement between the Company and the Sellers, dated December 29, 2006. The Company subsequently assigned its rights under the Purchase Agreement to its majority-owned subsidiary, Tekoil and Gas Gulf Coast, LLC, a Delaware limited liability company.

The Purchase and Sale Agreement was amended by the parties thereto on each of February 8, 2007, March 1, 2007, March 22, 2007, April 12, 2007 and April 30, 2007 to, among other things, extend the closing date of the acquisition. The Sixth Amendment to the Purchase and Sale Agreement, which was executed on April 30, 2007, also restructured the consideration to be paid to the Sellers to eliminate a promissory note agreed to in a previous amendment and to increase the number of shares of the Company’s Common Stock issuable to the Sellers. On May 11, 2007, the purchase of the Galveston Bay properties was consummated.

The Galveston Bay properties include 34 producing wells with 33 PDNP (proved non-producing) opportunities and more than 64 PUD (proved undeveloped) opportunities. There are 24,261 gross acres included in the Galveston Bay properties, as well as transportation and processing infrastructure.

In exchange for conveyance of the Galveston Bay properties to Tekoil, the Sellers received approximately $30 million dollars in cash (subject to adjustment for an effective date of transfer of October 1, 2006, subject to a $1 million dollar holdback for potential claims and prorations of closing costs), nine million restricted shares of the Company’s Common Stock and conveyance of certain overriding royalty interests in the properties.

The royalties to be paid to the Sellers consist of (i) a declining royalty which is initially 6% on proved undeveloped, proved non-producing properties, and any present or future well completed in and producing from any zone or formation not presently producing or capable of producing within the properties, which royalty reduces to 4% and 2%, respectively, after $20 million dollars and $10 million dollars, respectively, are paid collectively on the declining royalty and the fixed royalty described below, together; (ii) a fixed royalty which is initially 3% on currently proved producing properties, which royalty reduces to 2% when the $30 million threshold described immediately above is achieved; and (iii) an additional royalty of 2% on all properties for a term of 3 years. The royalties are subject to a deed of trust in favor of the Company securing an indemnity agreement relating to the potential claims described above.

The cash portion of the consideration was paid utilizing $30 million of a $50 million Senior Secured Credit Facility arranged by Goldman Sachs E & P Capital, a division of Goldman Sachs & Co. The $30 million funded portion of the Loan is guaranteed by the Company and secured by the Galveston Bay properties, has a term of 48 months, bears interest at an initial rate of libor plus 800 basis points, and is amortized by available net cash flow from the properties (after payment of certain related lease operating and overhead expenses, a portion of which are allowed to the Company under certain circumstances). In addition, the Lender or its affiliates received a 50 basis point funding fee on amounts advanced; a 2% overriding royalty interest in the properties; a warrant to purchase 900,000 shares of the Company’s Common Stock at a strike price of $0.50 per share over a five-year term; a 25% ownership interest in Tekoil and Gas Gulf Coast, LLC (the other 75% being held by the Company), which interest is non-dilutable until the Company contributes $7.5 million in additional capital for expenditures related to the properties; and certain rights to participate in future debt and equity financings of the Company.

The Company was required to contribute the $7.5 million dollars detailed above to its majority-owned subsidiary within 90 days following the closing to cover certain agreed development expenditures and raise an additional $5 million dollars for the Company within 180 days following the closing, in each case, in order to avoid a default under the Loan. As a part of the Loan transaction, the subsidiary entered into certain hedging transactions described in Exhibits 10.47 and 10.48 hereof with respect to the pricing of its oil and gas production and certain insurance coverages as described in the Credit Agreement evidencing the Loan as described in Exhibit 10.29 hereof. The Loan documents contain other customary representations, warranties, covenants and events of default.

The Credit Agreement was amended on July 2, 2007 to increase the aggregate value of the Loan in the amount of $6,752,200, to change the bond requirements applicable to the Loan and to extend the date upon which certain title opinions were to be provided by the Company. The Lenders also agreed to waive the following events of default under the Credit Agreement: (i) the majority-owned subsidiary’s failure to timely furnish certain title opinions required by the Credit Agreement; and (ii) the majority-owned subsidiary’s failure to provide bonds and/or letters of credit in lieu of bonds with respect to the properties for the Railroad Commission of Texas prior to June 11, 2007.

On August 15, 2007, the Credit Agreement was further amended to extend the deadline for the Company’s contribution to the majority-owned subsidiary of $7.5 million in capital and for the repayment in full of insurance premiums financing indebtedness until August 31, 2007; and to extend the date by which the majority-owned subsidiary was required to provide certain title opinions until August 15, 2007.

On October 24, 2007, the Subsidiary, the Company and the Lender Parties entered into Amendment No. 3 and Waiver with respect to the Credit Agreement and Mark S. Western, the Company’s Chief Executive Officer, executed a Limited Guaranty, pursuant to which he agreed to personally guaranty certain of the Company’s obligations under the Credit Agreement.

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

Amendment No. 3 also amended the Credit Agreement to include as additional Events of Default thereunder (i) the failure of Mr. Western’s Limited Guaranty to remain in full force and effect at any time prior to the satisfaction in full of all obligations under the Credit Agreement or the declaration of such Limited Guaranty to be null and void or the repudiation of such Limited Guaranty by Mr. Western, (ii) the failure of the Company to pay amounts owed by the Company to K-3 Resources, L.P. by the earlier to occur of the Required Capital Date (as defined in the Credit Agreement) and October 26, 2007, and (vi) the failure by the Company to deposit to the Collateral Account (as defined in the Credit Agreement) by November 23, 2007 cash in the amount of $370,000, or such greater amount to adequately reserve for the liabilities asserted by J-W Power Company.

In consideration of the execution of Amendment No. 3 by the Lender Parties, the Company agreed to pay a waiver and amendment fee of $367,522 and all fees and expenses of the Administrative Agent’s outside legal counsel and other consultants.

On January 18, 2008, the Subsidiary, the Company and the Lender Parties entered into Amendment No. 4 and Waiver with respect to the Credit Agreement (“Amendment No. 4”) and Mark S. Western executed a Reaffirmation of Guaranty (the “Reaffirmation Guaranty”), pursuant to which he ratified, confirmed and acknowledged his personal guaranty of the Company’s obligations under the Credit Agreement.

Amendment No. 4 waived certain Events of Default by the Company under the Credit Agreement and amended the Credit Agreement to require the Company to make principal payments on the Loans on a monthly basis in an amount equal to (i) the greater of (a) $1,000,000 and (b) 100% of Adjusted Net Cash Flow (as defined in the Credit Agreement) for the immediately preceding month, beginning on January 26, 2008 and monthly thereafter through June 26, 2008, and (ii) the greater of (a) $2,000,000, and (b) 100% of Adjusted Net Cash Flow for the immediately preceding month, beginning on July 26, 2008 and monthly thereafter until the maturity date. Amendment No. 4 also extended (i) to March 8, 2008, the date on which the Company is required to provide certain title opinions covering Texas State Lease MF030085 (State Tract 5-8A), and (ii) to February 18, 2008, the date on which the Company is required to have received net cash proceeds from the issuance of debt or sale of its capital stock in an aggregate amount of at least $5,000,000.

In addition, Amendment No. 4 amended the Credit Agreement to include as additional Events of Default thereunder (i) the failure of the Company to notify the Administrative Agent within one business day after receiving any notice of the filing, or threatened filing, of any mechanic's and materialman's lien, or similar lien, by J-W Power Company and to deposit in the Collateral Account (as defined in the Credit Agreement), within 15 days after Company's receipt of any such notice $370,000 or such greater amount as is sufficient to adequately reserve for the liabilities asserted by J-W Power Company; (ii) the failure of the Company to deliver by January 31, 2008 the report required by Section 5.2(f) of the Credit Agreement for the month of October; (iii) the failure of the Company to deliver by March 31, 2008 the Company’s business plan for fiscal year 2008; (iv) the failure of the Company to deliver by January 31, 2008 the insurance coverage report required by Section 5.2(k) of the Credit Agreement; (v) the failure of the Company to hire on or before February 18, 2008 an operations consultant and financial consultant acceptable to the Administrative Agent; (vi) the failure of the Company to hire a regulatory matters consultant within 15 days following a request by the Administrative Agent; (vii) the failure of the Company to document by April 30, 2008 its unnamed, unnumbered workover rig barge (the “Barge”) with the United States Coast Guard and to deliver a preferred vessel mortgage with respect to the Barge; and (viii) the failure of the Company to settle in full its obligations with respect to certain demand promissory notes payable to Geophysical Pursuit Inc. (“GPI”) in the aggregate amount of $983,500 on or before February 29, 2008 or the occurrence of any acceleration of these notes, or the commencement of any remedies or filing of any suit by or on behalf of GPI with respect to these notes.

In connection with the execution of Amendment No. 4, the Company also acknowledged, confirmed and agreed that for so long as any Event of Default or Potential Event of Default (as such terms are defined in the ISDA Agreement) is outstanding with respect to the Company, and at all times prior to the Capitalization Date (as defined in the ISDA Agreement) (a) any obligation the Lender Counterparty under the ISDA Agreement may have to make any payment shall be suspended, and (b) any amounts payable by the Lender Counterparty under the ISDA Agreement may be applied to the Company’s outstanding obligations under the Credit Agreement at the Administrative Agent's election.

The Lender Parties currently allege that the Company failed to meet certain deadlines set forth in the fourth amendment to the Credit Agreement and the Company is currently in discussions to further extend the deadlines and/or renegotiate relevant terms in connection therewith for (i) compliance with the PDP Collateral Coverage Ratio set forth in the Credit Agreement, (ii) delivery of the required PDP Reserve Report, (iii) delivery of $1 million principal payment for March 2008, (iv) delivery of certain title opinions, (v) delivery of financial statements for fiscal year ended December 31, 2007 with related certified public accountant’s opinion and report and (vi) settlement in full of obligations under certain promissory notes payable to Geophysical Pursuit, Inc. As a result, they have increased the interest rate under the credit facility by an additional 300 basis points and reserved the right to resort to other remedies in the future. See letter attached hereto as Exhibit 10.77. As of the date hereof, no further extension agreement has been reached and the Lender Parties maintain we are currently not in compliance under the Credit Agreement. Unless we receive an extension or waiver from the Lender Parties, such parties could attempt to accelerate our secured indebtedness and commence foreclosure proceedings with respect to our interest in the Subsidiary and the Galveston Bay properties.

Recent Developments

On October 24, 2007, the Company and Tri Star Capital Ventures Limited entered into a Loan Agreement pursuant to which Tri Star agreed to lend to the Company $8.5 million. The proceeds of the Tri Star Loan were used to make the $7.5 million equity contribution to the Subsidiary as required in the Credit Agreement and to pay certain costs and expenses of the Subsidiary. The Company is obligated to make monthly payments of principal on the Tri Star Loan equal to $708,333, beginning on May 1, 2008. The Tri Star Loan matures on April 15, 2009 and accrues interest at an annual rate of 13%.

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

The Company also entered into a Consulting Agreement on October 24, 2007 with Portland Worldwide Investments Limited (PWI), pursuant to which PWI agreed to provide consulting services to the Company in connection with the further development of its energy assets and the Company agreed to pay PWI approximately $935,000 in the aggregate during the 18 month term of the Consulting Agreement.

On December 10, 2007, the Company and RAB Special Situations (Master) Fund Limited (RAB) entered into a Purchase Agreement pursuant to which RAB agreed to purchase 3,571,429 shares of the Company’s Common Stock at $0.28 per share for an aggregate purchase price of $1.0 million and a Warrant to purchase a like amount of Common Stock for $0.28 per share (subject to adjustment and subject to limitations on beneficial ownership of 9.99%, which may be waived upon 61 days notice by RAB) for a period of 5 years. In connection with the Purchase Agreement and Warrant, the Company and RAB entered into a Registration Rights Agreement, dated December 10, 2007, related to certain registration rights thereof.

Through February 8, 2008, Mark S. Western, the president and chief executive officer of the Company, has loaned an aggregate of $977,000 to the Company. The loans bear no interest and are repayable upon demand. The purpose of the loans is to provide the Company additional working capital. The funds that Mr. Western used to make the loans to the Company were obtained through the sale of shares of the Company’s Common Stock owned by him to a limited number of acquaintances and other shareholders of the Company, and such sales did not occur in market transactions. These sales by Mr. Western of his shares of Common Stock were privately negotiated and privately sold. On December 14, 2007, with approval of the Board of Directors of the Company, $645,000 of such loans was converted to restricted Common Stock at a price per share equal to the price at which Mr. Western sold the original shares, $165,000 was repaid and $167,000 of such indebtedness remained outstanding.

On March 18, 2008, the Company and Longfellow Energy LP (“Subscriber”) entered into a Subscription Agreement pursuant to which Subscriber loaned the Company $1,000,000 pursuant to a certain Convertible Promissory Note of the same date. The note bears interest at a rate of 5% per annum and it matures in 90 days and is also convertible at the option of Subscriber into shares of Common Stock at a conversion rate of $.365 per share.

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

Employees

As of March 15, 2008, we had 11 employees, of which 10 were full time employees. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of our senior management and key technical personnel. Competition for qualified personnel in our industry and geographical location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future.

Risk Factors

An investment in our Common Stock involves a high degree of risk. You should carefully consider the following risk factors and other information contained in or incorporated by reference into this annual report before deciding to purchase any shares of our Common Stock.

Our stock trades in a limited public market and is subject to price volatility.

Our Common Stock trades on the OTC Bulletin Board®.  Stocks that trade on the OTC Bulletin Board® tend to be less liquid and trade with larger spreads between the bid and ask price than stocks on larger exchanges or automated quotation systems. Information with respect to OTC Bulletin Board® quotations reflects inter-dealer prices without retail markup, markdown or commission and may not represent actual transactions, and quotations on the OTC Bulletin Board® are sporadic. This means that shares of our Common Stock are less liquid than shares of companies traded on larger exchanges or automated quotation systems and, as a result, holders of our Common Stock may have some difficulty selling their shares in the open market. The trading price of the Common Stock is volatile and could be subject to significant fluctuations in response to variations in quarterly operating results or even mild expressions of interest on a given day.

We have a history of operating losses and an accumulated deficit and we expect to continue to incur losses for the foreseeable future.

Since inception through December 31, 2007, we have incurred cumulative losses of approximately $22.9 million and have never generated enough funds through our operations to support our business. We expect to continue to incur substantial operating losses at least through March 31, 2008. Our losses to date have resulted principally from the operations of our Tekoil Gulf Coast Subsidiary, legal and accounting fees in connection with securities filings, engineering and consulting expenses related to the 3D seismic survey in western Newfoundland and salaries and related travel expenses.

We are currently unprofitable and may never become profitable. Since inception, we have funded our business activities primarily from private placements of equity and debt securities and short term loans from Mark S. Western, our President and Chief Executive Officer. As a result of our substantial expenditures, we have incurred substantial net losses. There can be no assurance that Tekoil will ever achieve profitable operations.

Our shareholders may suffer significant dilution as a result of contemplated capital raising activities and the failure to raise substantial additional capital to fund operations could force the Company to delay, reduce or eliminate its products and services.

In order to implement our business plan through December 31, 2008, we will require at least $27 million in additional capital financing. There can be no assurance that the Company will be able to raise additional capital on terms acceptable to it or at all. Failure to obtain necessary financing could delay or force the Company to scale back or discontinue its products and services, which could have a material negative impact on its results of operations. To the extent Tekoil is able to raise additional funds by issuing equity securities, such issuance will be dilutive to existing stockholders and could adversely affect the market price of our Common Stock.

Exploration of oil and gas is highly speculative and involves a great deal of risk.

Companies engaged in oil and gas exploration are often required to perform expensive geological and/or seismic surveys with respect to their properties. Even if the results of such surveys are favorable, only subsequent drilling at substantial cost can determine whether the commercial development of properties is feasible. Oil and gas drilling is frequently marked by unprofitable efforts, not only from unproductive prospects, but also from productive prospects that do not produce sufficient amounts to return a profit on the investment. There can be no assurance that Tekoil will be able to discover, develop or produce sufficient reserves to recover the expenses incurred in connection with the exploration of its properties or achieve profitability.

We will have to expend significant amounts in connection with our evaluation of potential oil reserves and there can be no assurance that these efforts will result in the identification of viable resources.

We expect 3D seismic surveys to cost approximately $20.5 million in Newfoundland and approximately $1.5 million for the evaluation of the Galveston Bay reserves. We have already expended $1.2 million in capital for the evaluation of these areas, including the costs for the studies for the projected costs of 3D seismic work and environmental impact studies. However, there can be no assurance that these surveys will successfully identify viable oil reserves or whether these reserves, if identified, can be successfully developed by the Company.

We do not currently own the leases to the Newfoundland properties in which we have an interest in exploring.

Canadian Imperial Venture Corp. (CIVC) was issued a lease for the area in which we are interested, and that lease was due to expire on August 13, 2006. A lease confers to the lessee the exclusive right to develop and produce a petroleum pool in the lease area. A lease has an initial term of 10 years, subject to five (5) year renewals for those areas still in production or necessary for production. On June 28, 2006, CIVC issued a press release announcing that the Government of Newfoundland and Labrador had extended the onshore lease for an additional year. We are not aware of the conditions placed upon the lease extension by the Government of Newfoundland and Labrador, but CIVC announced on August 15, 2006, that it had met certain financial commitments for the lease extension, specifically referencing work plans and work deposits submitted to the Department of Natural Resources.

On August 13, 2007, CIVC announced that PDI Production (PDIP) has a further 5 year extension over the Port au Port lease area, however, there are strict terms and conditions attached to the extension. This extension was based upon PDIP’s performance of work commitments and additional security deposits. One condition states there must be commencement of production within the next 24 month period. If production does not commence within the next 2 years, there will be no further extensions granted and the lease will automatically revert back to the Provincial government.

Based upon our discussions with government officials, we believe that the Government of Newfoundland and Labrador is imposing stricter requirements on leaseholders regarding investment in leased areas and progress toward production, as suggested by the speech delivered at the Atlantic Canada Oil and Gas Summit on May 30, 2005, by Premier Danny Williams. However, we do not know whether or not PDIP will be able to continue to meet government requirements for its lease extension, so there is a substantial risk that we may not receive approval for application for an exploration license. It is possible that PDIP will meet all government requirements for continued extension of the lease, preventing us from having access to this specific area. In addition, even if PDIP’s lease were terminated, there is no guarantee that, although we have received approval of our exploration license for the 3D seismic survey, we will automatically be approved as the new holder/owner of the lease. Failure to obtain the licenses and/or leasehold interests discussed above could have a negative impact on our operations.

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

The properties recently acquired in Galveston Bay, Texas, described in “Business—Galveston Bay Developments” are located in offshore waters, where operating conditions and maintenance activities are difficult and expensive and the regulatory environment is intense.

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

The covenants and warranties in the documents executed by Tekoil in connection with the financing transaction pursuant to which the Galveston Bay properties are pledged are complex and extensive and include certain performance obligations that could be negatively impacted by our failure to execute our exploration and development plans or to stay within our budget. Failure by us or our majority-owned subsidiary to satisfy any such obligations could jeopardize title to the properties and related cash flows and result in a demand on the Company for payment of all amounts owed pursuant to its guarantee.

We could be adversely affected by fluctuations in oil and gas prices.

Even if our drilling activities result in the identification of significant reserves and the Company is able to realize production revenue, our revenue, profitability and future growth will depend substantially on prevailing oil and gas prices. Prices of oil, natural gas and natural gas liquids are subject to wide fluctuations in response to relatively minor changes in circumstances, and there can be no assurance that future prolonged decreases in such prices will not occur. There is no guarantee that price levels will continue to be sustained and there could be a sharp drop in market prices from factors such as increased supply, reduced demand, new alternative energy sources, major new exploration successes, political instability, armed conflict or terrorist attacks, whether or not in oil and gas producing regions, labor unrest in oil and gas producing regions, weather conditions and world economic conditions. Any significant decline in oil and gas prices would have a material adverse effect on our liquidity, operations, financial condition and ability to raise additional necessary capital. Lower oil and gas prices may also reduce the amount of oil and gas, if any, that can be produced economically from the Company’s properties.

We could be adversely affected by increased costs of service providers that we utilize.

In accordance with customary industry practice, we rely on independent third-party service providers to provide most of the services necessary to drill new wells, including drilling rigs and related equipment and services, horizontal drilling equipment and services, trucking services, tubulars, fracing and completion services and production equipment. The industry has experienced significant price increases for these services during the last year, and this trend is expected to continue into the future. These cost increases could significantly increase our development costs and decrease the return possible from drilling and development activities, and possibly render the development of certain proved undeveloped reserves uneconomical.

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

While we have located some candidate rigs and we believe that such rigs will be available for our rig building/refurbishment business, there can be no assurance that we will be able to obtain used rigs on acceptable terms or at all. In addition, market conditions could change, preventing us from acquiring suitable old, inactive rigs, or cheaper alternatives to refurbished rigs could become available thus rendering our product unattractive to potential consumers. The inability to build/refurbish rigs in a cost-effective manner could have a material adverse effect on our operations and a negative impact on the price of our stock.

We anticipate that we will utilize horizontal drilling techniques, which could result in greater mechanical risks and impair our ability to maximize production.

Horizontal drilling will allow us to drill with an onshore rig into offshore bottom-hole locations much less expensively. The rig we plan to use is an onshore 2,000 horsepower triple, which has the ability to drill to a total depth of 20,000 feet with two miles of deviation. Horizontal drilling will also allow us to maximize production efficiency with less wells being drilled. Horizontal drilling activities involve a greater risk of mechanical problems than conventional vertical drilling methods and there can be no assurance that we will achieve expected results from the use of horizontal drilling, or that we will not experience more mechanical problems and other difficulties than we otherwise might experience through alternative drilling methods. If we encounter mechanical risks as a result of our horizontal drilling strategy, this may impair our ability maximize production, could cause increased costs and could adversely affect our results of operations.

Our insurance policies may not adequately protect us against certain unforeseen risks.

There are currently many known hazards associated with the exploration, discovery and delivery of gas and oil. To protect against possible liability, Tekoil maintains liability insurance with coverage that it believes is consistent with industry practice and appropriate in light of the risks attendant to its business. However, if Tekoil is unable to maintain insurance in the future at acceptable cost or at all, or if its insurance does not fully cover it and a successful claim is made against Tekoil, Tekoil could be exposed to significant liability. Any claim made against Tekoil that is not fully covered by insurance could be costly to defend, result in a substantial damage award against Tekoil and divert the attention of management from Tekoil’s operations, all of which could have a material adverse effect on the Company’s financial performance.

Our activities are subject to extensive governmental regulation.

The oil and gas industry is subject to extensive federal, state, provincial and local laws and regulations governing the production, transportation and sale of hydrocarbons as well as the taxation of income resulting therefrom. Such regulations may be changed from time to time in response to economic or political conditions. From time to time, regulatory agencies have imposed price controls and limitations on production in order to conserve supplies of oil and gas. Numerous federal, state and provincial departments and agencies have their own rules and regulations applicable to the oil and gas industry. In general, these rules and regulations regulate, among other things, the extent to which acreage may be acquired or relinquished, spacing of wells, measures required for preventing waste of oil and gas resources and, in some cases, rates of production. The heavy and increasing regulatory burdens on the oil and gas industry increase the costs of doing business and, consequently, affect profitability.

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

We are subject to a variety of federal, state, foreign, provincial and local governmental laws and regulations related to environmental protection, particularly the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials. These laws and regulations govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with exploration, drilling and production activities, the release of emissions into the atmosphere, the discharge and disposition of generated waste materials, the reclamation and abandonment of wells and facility sites and the remediation of contaminated sites. These laws and regulations subject us to increased operating costs, and they may impose substantial liability in the event that we fail to comply with them or for any contamination resulting from operations. Although these laws and regulations have not had a material adverse effect on our business, there can be no assurance that we will not be required to make material expenditures in the future that will adversely affect our financial condition or results of operations. Moreover, we anticipate that such laws and regulations will become increasingly stringent in the future, which could lead to material costs for environmental compliance and remediation by the Company. Any failure by us to obtain required permits for, control the use of, or adequately restrict the discharge of hazardous substances under present or future regulations could subject us to substantial liability or could cause our operations to be suspended. Such liability or suspension of operations could have a material adverse effect on our business, financial condition and results of operations.

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

We currently depend on our Chief Executive Officer and may have difficulty attracting additional qualified personnel as our business grows.

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

Certain restricted shares of the Company are or will be eligible for sale in the future which could affect the prevailing market price of our Common Stock.

Certain of the outstanding shares of our Common Stock are “restricted securities” under Rule 144 of the Securities Act, and (except for shares purchased by “affiliates” of the Company as such term is defined in Rule 144) are eligible for sale as the applicable holding periods expire. Currently, these shares may be sold only pursuant to a registration statement under the Securities Act or an applicable exemption, including pursuant to Rule 144. Moreover, substantially all outstanding shares of our Common Stock, as well as shares of Common Stock into which outstanding shares of our Series A Convertible Preferred Stock were converted, are being registered for resale pursuant to a registration statement currently under review by the SEC. The sale or the expectation of sales of a substantial number of shares of Common Stock in the public market by selling shareholders could adversely affect the prevailing market price of the Common Stock, possibly having a depressive effect on any trading market for the Common Stock, and may impair our ability to raise capital through additional sales of our equity securities.

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

As of December 31, 2007, Mark S. Western beneficially owns approximately 18.02% of the combined voting securities of the Company. Together with Mr. Western, the executive officers and directors of the Company control approximately 35.08% of the combined voting securities of the Company. As a result, Mr. Western and the other directors and executive officers have significant control over the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation and bylaws and the approval of mergers and other significant corporate transactions. This concentrated ownership makes it unlikely that any other holder or group of holders of the Company’s voting securities will be able to affect the way the Company is managed or the direction of our business. These factors may also precipitate, delay or prevent a change in management.

We cannot be certain that previous equity offerings by the Company were in compliance with securities laws and regulations.

Prior to execution of the acquisition agreement pursuant to which our current controlling shareholders took control of the Company, the Company engaged in capital raising efforts through the issuance of Common Stock. Such restricted securities were purportedly issued pursuant to valid exemptions from U.S. and state securities laws, and the previous controlling shareholder of the Company made representations in the acquisition agreement that all shares of Common Stock theretofore issued by the Company were issued in compliance with all federal and state securities laws and all other applicable laws. In the event that such representations were incorrect, and the Company issued securities in violation of federal or state securities laws, the Company could be subject to criminal and civil penalties, which could materially adversely affect its operations, its ability to raise additional capital and its stock price.

We currently may be out of compliance with certain covenants under our secured credit facility.

As described in greater detail under “Business—Galveston Bay Developments,” the Lender Parties with respect to the Galveston Bay acquisition allege that we are currently out of compliance with certain covenants set forth in our credit facility which is secured by certain real property located in Galveston Bay, Texas. Specifically, they allege we failed to (i) comply with the PDP Collateral Coverage Ratio set forth in the Credit Agreement as of February 29, 2008, (ii) deliver the related PDP Reserve Report, (iii) deliver the $1 million principal payment for March 2008, (iv) deliver certain title opinions by March 8, 2008, (v) deliver financial statements for fiscal year ended December 31, 2007 with related certified public accountant’s opinion and report by March 31, 2008 and (vi) settle in full obligations under certain promissory notes payable to Geophysical Pursuit, Inc. on or before March 31, 2008. As a result, they have increased the interest rate under the credit facility by an additional 300 basis points and reserved the right to resort to other remedies in the future. See letter attached hereto as Exhibit 10.77.

Although we are presently in discussions with our lender with respect to a waiver of these alleged defaults and an extension of the deadlines for compliance with these covenants, there can be no assurance that an agreement will be reached. If we are unable to negotiate additional extensions and waivers with our secured lender, such lender may attempt to accelerate our secured indebtedness and pursue remedies, including, but not limited to, attempting to foreclose against certain of our material assets, including the Galveston Bay properties.

Item 2.  Description of Property.

We lease an office at 25025 I-45 North, Suite 525, The Woodlands, Texas 77380, at the current rental rate of approximately $8,000 per month. The office is leased on a month-to-month basis. Currently, the facility is adequate for our operations, but management expects that additional facilities will be needed in the future.

In September 2006, we acquired the 6,000-square-foot premises located at 25 Mountbatten Drive, St. John’s, Newfoundland A1A 3Y1, which has been serving as the Company’s Canadian headquarters since April 2006. The purchase price was approximately $360,000 and there is a mortgage on the property in the amount of approximately $264,000. In the opinion of management, this property is adequately covered by insurance. We are presently using the entire premises for our Canadian operations and do not lease any portion of the premises to third parties.

Oil and Gas Leases

We do not currently own the leases to the Newfoundland properties that we have an interest in exploring, nor are we certain of the terms of such leases. Canadian Imperial Venture Corp. (CIVC) was issued a lease for the area in which we are interested, and that lease was due to expire on August 13, 2006. On June 28, 2006, CIVC issued a press release announcing that the Government of Newfoundland and Labrador had extended the onshore lease for an additional year. We are not aware of the conditions placed upon the lease extension by the Government of Newfoundland and Labrador, but CIVC announced on August 15, 2006, that it had met certain financial conditions for the lease extension, specifically referencing work plans and work deposits submitted to the Department of Natural Resources.

Based upon our discussions with government officials, we believe that the Government of Newfoundland and Labrador is imposing stricter requirements on leaseholders regarding investment in leased areas and progress toward production, as suggested by the speech delivered at the Atlantic Canada Oil and Gas Summit on May 30, 2005, by Premier Danny Williams. However, we do not know whether or not CIVC will be able to continue to meet government requirements for its lease extension, so there is a substantial risk that we may not receive approval for application for an exploration license. It is possible that CIVC will meet all government requirements for continued extension of the lease, preventing us from having access to this specific area. In addition, even if CIVC’s lease were terminated, there is no guarantee that, although we have received approval of our exploration license for the 3D seismic survey, we will automatically be approved as the new holder/owner of the lease

As described in “Business—Galveston Bay Developments,” the Company acquired the leases on four properties, consisting of Trinity Bay, Redfish Reef, Fishers Reef and North Point Bolivar fields, located in Galveston Bay, Texas in May 2007.

In May 2007, the Company also completed its first workover, a recompletion of an oil producing zone in well number 18 in the North Point Bolivar Field (one of the Galveston Bay properties). The well is currently producing on a 13/64 th choke with flow rates of approximately 380 barrels of oil per day and 84,000 standard cubic feet of gas per day. The Company, through its majority-owned subsidiary, owns an approximate 75% net revenue interest in this well.

Present Activities

The Company is not presently conducting any significant drilling, water flood installation, pressure maintenance, or other material operations with respect to the Galveston Bay properties, pending commencement of a comprehensive three-dimensional field study over an approximate 70 square mile area of the Red Fish Reef property. This study commenced in June 2007, will cost approximately $1.5 million dollars and the substantive results from such study will start becoming available in the first quarter of 2008.

Other

We own or lease various computer equipment, telecommunications equipment, furniture and office machinery at our office locations.

Item 3. Legal Proceedings.

On March 14, 2007, Masters Resources, LLC and Masters Oil and Gas, LLC (together, “Masters”) were named in a lawsuit filed in the 55th Judicial District Court of Harris County, Texas, for alleged under-delivery of oil and gas that was transported through Masters’ pipelines pursuant to oil and gas transportation agreements and several related claims. Tekoil and Gas Gulf Coast, LLC, a majority-owned subsidiary of the Company, was subsequently added to the lawsuit on August 9, 2007, based upon the subsidiary’s acquisition of the subject pipelines as of October 1, 2006. The plaintiff in the lawsuit seeks relief against the subsidiary for redelivery of the alleged undelivered oil and gas from and after October 1, 2006, or, in the alternative, damages in excess of approximately $1,515,000.00, plus court costs, attorneys’ fees and pre- and post-judgment interest.

In connection with the acquisition of the Galveston Bay properties, Tekoil & Gas Gulf Coast, LLC entered into an Indemnity Agreement, dated May 11, 2007, with Masters, which provided that Masters would hold Tekoil & Gas Gulf Coast, LLC harmless from any and all liability arising out of this lawsuit, including costs of defense.

The Company plans to vigorously contest the lawsuit and does not believe the outcome will materially affect the statement of revenues and direct operating expenses of the acquired properties or its results of operations based on the terms of the purchase and sale agreement and the related Indemnity Agreement.

In December 2007, J-W Power Company filed statements in Chambers County, Texas and Galveston County, Texas asserting liens of approximately $340,000 (plus costs and fees) against the mineral interests of Masters Resources, LLC, Masters Oil & Gas LLC and Tekoil and Gas Gulf Coast LLC in certain of the Red Fish Reef properties described in “Business—Galveston Bay Developments” for amounts allegedly due for gas compression services allegedly provided from June 21, 2005 through June 4, 2007. The Company only recently learned of these statements and intends to vigorously contest them.

To the knowledge of management, the Company is not currently a party to any other material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2007.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Between May 7, 2004 and July 24, 2007, the Company’s Common Stock was quoted on the Pink Sheets, initially under the symbol, PXCN. The Company’s trading symbol was changed to TKGC on July 29, 2005 and to TKGN on October 14, 2005. As of July 24, 2007, the NASD cleared the unpriced quotation of the Company’s Common Stock on the OTC Bulletin Board®. The OTC Bulletin Board® is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.

The following sets forth the range of the closing bid prices for the Company's Common Stock for the period starting May 7, 2004 through December 31, 2007. The quotations below, provided by Pink Sheets, LLC and the OTC Bulletin Board®, reflect inter-dealer prices without retail markup, mark down or commission, and may not represent actual transactions. The quotations prior to October 14, 2005, have not been adjusted for the 100-to-1 reverse stock split that occurred on that date.

	2004
	High	Low
4 th Quarter	$0.035	$0.001

	2005
	High	Low
1 st Quarter	0.064	0.018
2 nd Quarter	0.05	0.001
3 rd Quarter	0.0095	0.003
October 3 through October 13	0.008	0.005
DATE OF 100-to-1 REVERSE SPLIT - OCTOBER 14, 2005
October 14 through December 30	0.64	0.01

	2006
	High	Low
1 st Quarter	0.45	0.25
2 nd Quarter	0.75	0.20
3 rd Quarter	0.50	0.25
4 th Quarter	1.25	0.40

	2007
	High	Low
1 st Quarter	1.10	0.55
2 nd Quarter	2.60	1.05
3 rd Quarter	1.90	0.40
4th Quarter	0.61	0.22

As of March 15, 2008, the Company had approximately 289 shareholders of record of its Common Stock.

The Company has not previously paid cash dividends on its Common Stock. The payment of cash dividends from current earnings is not prohibited by any agreements to which the Company is a party, but is subject to the discretion of the Board of Directors and will be dependent upon many factors, including the Company’s earnings, its capital needs and its general financial condition. The Company currently does not intend to pursue a policy of payment of dividends, but rather intends to utilize any excess proceeds to finance the development and expansion of its business.

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

Plan of Operation

Forecasted Activities December 2007 to December 2008

We have identified the following objectives for the 12-month period ending December 31, 2008:

•	Drill an onshore-to-offshore well in Block EL-1069, to a bottom-hole location which has the potential to produce commercial hydrocarbons.

•	Obtain approval to conduct an intense 3D seismic survey over the area’s offshore prospects.

•	Further establish our general presence and enhance our company profile in Newfoundland.

•	Continue working with the Canadian government on an apprenticeship training program for the rig refurbishment business with the provincial technical college.

•
Begin remodeling of the rig refurbishment center located in Stephenville, Newfoundland. The Company will purchase a 50,000 square foot building previously used as a hockey stadium to use as its center.

•	Secure and purchase two used drilling rigs for refurbishment.

Three instruments govern onshore petroleum activities in Newfoundland:

•
An exploration permit , issued as a result of a Request for Bids, confers the exclusive right to drill and test for petroleum on designated lands. It is valid for a primary term of five (5) years and can be extended for a further secondary term of two (2) years if certain conditions are met.

•
An exploration license does not confer any petroleum rights, but confers the non-exclusive right to conduct an exploration survey ( e.g. seismic program) described in the license. An exploration license is valid for 180 days. We have been granted an exploration license with respect to our 3D seismic survey.

•
A lease , issued as a result of a discovery on an exploration permit, confers to the lessee the exclusive right to develop and produce a petroleum pool in the lease area. A lease has an initial term of 10 years, subject to five (5) year renewals for those areas still in production or necessary for production.

Offshore petroleum activities are subject to three different documents:

•
An exploration license , issued as a result of a Request for Bids, confers the right to explore for, and the exclusive right to drill and test for petroleum on designated lands, as well as the exclusive right to develop those portions of the offshore area in order to produce petroleum and the exclusive right, subject to compliance with other requirements, to obtain a production license. An exploration license is valid for a primary term of nine (9) years, consisting of two consecutive periods of five (5) years and four (4) years, respectively, with certain milestones that must be completed in the first five years for the license holder to continue to have rights in the latter four years. At the end of nine years, all rights to an area terminate unless the area becomes subject to a significant discovery license or a production license.

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

We are interested in an offshore license EL #1071. This license was previously owned by Canadian Imperial Venture Corp. (CIVC), but it reverted back to the Provincial government on January 15, 2007. We expressed an interest in this area on October 15, 2007 and expect to see it available in the Canada-Newfoundland and Labrador Offshore Petroleum Board’s next Request for Bids, expected to occur in November 2008.

We also have one onshore area of interest. Lease 2002-01, presently held by PDI Production (PDIP) expired August 13, 2007. On August 13, 2007, CIVC announced that PDIP has a further 5 year extension over the Port au Port lease area. However, there are strict terms and conditions attached to the extension. This extension was based upon PDIP’s performance of work commitments and additional security deposits. One condition states there must be commencement of production within the next 24 month period. If production does not commence within the next 2 years, there will be no further extensions granted and the lease will automatically revert back to the Provincial government. Unlike the Petroleum Board, the provincial Department of Natural Resources, which manages onshore activities, is sporadic in its Request for Bids process. This is mainly due to less interest in the onshore area, as compared to the already viable offshore area. We have already expressed an interest in this area and are optimistic about the opportunity to bid on this area when presented by the Department of Natural Resources.

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

To further cement our presence in Newfoundland, we have formed a wholly-owned Canadian subsidiary, Tekoil Rig Development Corporation, opened our Canadian headquarters in St. John’s. We are talking to a number of companies and institutions concerning the long-term financing for the Company’s operations. We are also engaged in ongoing discussions with the provincial technical college to create training programs for the rig refurbishment business.

Our rig consultant continues to monitor the availability of used, inactive rigs, and he is confident that once we have secured funding for this program, he will be able to act expeditiously to obtain such a rig.

In January 2007, we executed a Farmout Agreement with Ptarmigan Resources Limited with respect to Ptarmigan’s offshore exploration license EL-1069. The license covers approximately 140,000 hectares, or 346,500 acres of offshore surface area, in the shallow waters of the Gulf of St. Lawrence north of the Port au Port peninsula in western Newfoundland. We were required to drill an onshore-to-offshore test well, which test well was completed on January 14, 2008, tested an offshore structure and, as the validation well, extended the lease until January 2011 (Phase 1). We were granted a 6 month extension to drill this well and expect to have it drilled prior to July 15, 2008. We will earn a one-third interest (33.3%) in the license for the completion of Phase 1.

As described in “ Business—Galveston Bay Developments” herein, on May 11, 2007, our majority-owned subsidiary, Tekoil and Gas Gulf Coast, LLC acquired four oil and gas properties, consisting of interests in Trinity Bay, Redfish Reef, Fishers Reef and North Point Bolivar Fields, located in Galveston and Chambers Counties in Galveston Bay, Texas pursuant to a Purchase and Sale Agreement with Masters Resources, LLC and Masters Oil and Gas, LLC. Our efforts with respect to these properties for the near future will be focused on improving operations and putting in place cost control measures. Beginning in the third quarter of 2007, we began conducting recompletions and workovers on the wells located on these properties. We anticipate that such activities will continue through the first half of 2008.

Liquidity and Capital Resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception through December 31, 2007, we have expended approximately $50.1 million for operating and investing activities, which has been funded by investments of approximately $7.6 million from our shareholders and $46.0 million from borrowings.

On December 10, 2007, the Company and RAB Special Situations (Master) Fund Limited (RAB) entered into a Purchase Agreement pursuant to which RAB agreed to purchase 3,571,429 shares of the Company’s Common Stock at $0.28 per share for an aggregate purchase price of $1.0 million and a Warrant to purchase a like amount of Common Stock for $0.28 per share (subject to adjustment and subject to limitations on beneficial ownership of 9.99%, which may be waived upon 61 days notice by RAB) for a period of 5 years. In connection with the Purchase Agreement and Warrant, the Company and RAB entered into a Registration Rights Agreement, dated December 10, 2007, related to certain registration rights thereof.

Through February 8, 2008, Mark S. Western, the president and chief executive officer of the Company, has loaned an aggregate of $977,000 to the Company. The loans bear no interest and are repayable upon demand. The purpose of the loans is to provide the Company additional working capital. The funds that Mr. Western used to make the loans to the Company were obtained through the sale of shares of the Company’s Common Stock owned by him to a limited number of acquaintances and other shareholders of the Company, and such sales did not occur in market transactions. These sales by Mr. Western of his shares of Common Stock were privately negotiated and privately sold. On December 14, 2007, with approval of the Board of Directors of the Company, $645,000 of such loans was converted to restricted Common Stock at a price per share equal to the price at which Mr. Western sold the original shares, $165,000 was repaid and $167,000 of such indebtedness remained outstanding.

Through January 31, 2008, Gerald Goodman, the chief financial officer of the Company, loaned an aggregate of $90,000 to the Company. The loan bears no interest and is repayable upon demand. The purpose of the loan is to provide the Company additional working capital. The funds that Mr. Goodman used to make the loan to the Company was obtained through the sale of shares of the Company’s Common Stock owned by him to an independent third party, and such sale did not occur in market transactions. This sale by Mr. Goodman of his shares of Common Stock were privately negotiated and privately sold. On January 16, 2008, with approval of the Board of Directors of the Company, $90,000, the total amount of such loan, was converted to restricted Common Stock at a price per share equal to the price at which Mr. Goodman sold the original shares.

Through March 15, 2008, Gerald Goodman, the chief financial officer of the Company, had loaned additional aggregate of $134,000 to the Company. The loans bear no interest and are repayable upon demand. The purpose of the loans is to provide the Company additional working capital.

On March 18, 2008, the Company and Longfellow Energy LP (“Subscriber”) entered into a Subscription Agreement pursuant to which Subscriber loaned the Company $1,000,000 pursuant to a certain Convertible Promissory Note of the same date. The note bears interest at a rate of 5% per annum and it matures in 90 days and is also convertible at the option of Subscriber into shares of Common Stock at a conversion rate of $.365 per share.

On October 3, 2007, the Company executed two promissary notes for a total amount of $50,000. The notes bear interest at 10% per annum and matured February 4, 2008. The notes have not been paid and the Company has received a demand letter from the lenders.

Our majority-owned subsidiary completed the acquisition of the Galveston Bay, Texas properties in May 2007. Total consideration paid was approximately $45.9 million. The subsidiary received a $50.0 million multiple-advance, senior secured four-year credit facility arranged by Goldman Sachs E & P Capital, a division of Goldman, Sachs and Co., $30.0 million of which was used to pay the cash portion of the consideration for the acquisition of the properties. The terms of the Loan were set forth in a Credit and Guaranty Agreement dated as of May 11, 2007. In addition to the cash component of the consideration, the Company issued 9,000,000 shares of its Common Stock to the Sellers in connection with the acquisition of the properties.

The funded portion of the loan is guaranteed by the Company and secured by the Galveston Bay properties, has a term of 48 months, bears interest at an initial rate of LIBOR plus 800 base points and is amortized by available net cash flow from the properties (after payment of certain related lease operating and overhead expenses, a portion of which are allocated to the Company under certain circumstances). In addition, the Lenders or their affiliates received a 50 basis point funding fee on amounts advanced ($150,000); a 2% overriding royalty interest in the properties; a warrant to purchase 900,000 shares of the Company’s Common Stock at a strike price of $0.50 per share over a five-year term; a 25% ownership interest in the subsidiary (the other 75% being held by the Company), which interest is non-dilutable until the Company contributes $7.5 million in additional capital to the subsidiary for expenditures related to the properties; and certain rights to participate in future debt and equity financings of the Company.

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

The Credit Agreement was amended on July 2, 2007 to increase the aggregate value of the Loan in the amount of $6,752,200, to change the bond requirements applicable to the Loan and to extend the date upon which certain title opinions were to be provided by the Company. The Lenders also agreed to waive the following events of default under the Credit Agreement: (i) the majority-owned subsidiary’s failure to furnish timely certain title opinions required by the Credit Agreement; and (ii) the majority-owned subsidiary’s failure to provide bonds and/or letters of credit in lieu of bonds with respect to the properties for the Railroad Commission of Texas prior to June 11, 2007.

On August 15, 2007, the Credit Agreement was further amended to extend the deadline for the Company’s contribution to the majority-owned subsidiary of $7.5 million in capital and for the repayment in full of insurance premiums financing indebtedness until August 31, 2007; and to extend the date by which the majority-owned subsidiary was required to provide certain title opinions until August 15, 2007.

On October 24, 2007, the Subsidiary, the Company and the Lender Parties entered into Amendment No. 3 and Waiver with respect to the Credit Agreement and Mark S. Western, the Company’s Chief Executive Officer, executed a Limited Guaranty, pursuant to which he agreed to personally guaranty certain of the Company’s obligations under the Credit Agreement.

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

Amendment No. 3 also amended the Credit Agreement to include as additional Events of Default thereunder (i) the failure of Mr. Western’s Limited Guaranty to remain in full force and effect at any time prior to the satisfaction in full of all obligations under the Credit Agreement or the declaration of such Limited Guaranty to be null and void or the repudiation of such Limited Guaranty by Mr. Western, (ii) the failure of the Company to pay amounts owed by the Company to K-3 Resources, L.P. by the earlier to occur of the Required Capital Date (as defined in the Credit Agreement) and October 26, 2007, and (vi) the failure by the Company to deposit to the Collateral Account (as defined in the Credit Agreement) by November 23, 2007 cash in the amount of $370,000, or such greater amount to adequately reserve for the liabilities asserted by J-W Power Company.

In consideration of the execution of Amendment No. 3 by the Lender Parties, the Company agreed to pay a waiver and amendment fee of $367,522 and all fees and expenses of the Administrative Agent’s outside legal counsel and other consultants.

On January 18, 2008, the Subsidiary, the Company and the Lender Parties entered into Amendment No. 4 and Waiver with respect to the Credit Agreement (“Amendment No. 4”) and Mark S. Western executed a Reaffirmation of Guaranty (the “Reaffirmation Guaranty”), pursuant to which he ratified, confirmed and acknowledged his personal guaranty of the Company’s obligations under the Credit Agreement.

Amendment No. 4 waived certain Events of Default by the Company under the Credit Agreement and amended the Credit Agreement to require the Company to make principal payments on the Loans on a monthly basis in an amount equal to (i) the greater of (a) $1,000,000 and (b) 100% of Adjusted Net Cash Flow (as defined in the Credit Agreement) for the immediately preceding month, beginning on January 26, 2008 and monthly thereafter through June 26, 2008, and (ii) the greater of (a) $2,000,000, and (b) 100% of Adjusted Net Cash Flow for the immediately preceding month, beginning on July 26, 2008 and monthly thereafter until the maturity date. Amendment No. 4 also extended (i) to March 8, 2008, the date on which the Company is required to provide certain title opinions covering Texas State Lease MF030085 (State Tract 5-8A), and (ii) to February 18, 2008, the date on which the Company is required to have received net cash proceeds from the issuance of debt or sale of its capital stock in an aggregate amount of at least $5,000,000.

In addition, Amendment No. 4 amended the Credit Agreement to include as additional Events of Default thereunder (i) the failure of the Company to notify the Administrative Agent within one business day after receiving any notice of the filing, or threatened filing, of any mechanic's and materialman's lien, or similar lien, by J-W Power Company and to deposit in the Collateral Account (as defined in the Credit Agreement), within 15 days after Company's receipt of any such notice $370,000 or such greater amount as is sufficient to adequately reserve for the liabilities asserted by J-W Power Company; (ii) the failure of the Company to deliver by January 31, 2008 the report required by Section 5.2(f) of the Credit Agreement for the month of October; (iii) the failure of the Company to deliver by March 31, 2008 the Company’s business plan for fiscal year 2008; (iv) the failure of the Company to deliver by January 31, 2008 the insurance coverage report required by Section 5.2(k) of the Credit Agreement; (v) the failure of the Company to hire on or before February 18, 2008 an operations consultant and financial consultant acceptable to the Administrative Agent; (vi) the failure of the Company to hire a regulatory matters consultant within 15 days following a request by the Administrative Agent; (vii) the failure of the Company to document by April 30, 2008 its unnamed, unnumbered workover rig barge (the “Barge”) with the United States Coast Guard and to deliver a preferred vessel mortgage with respect to the Barge; and (viii) the failure of the Company to settle in full its obligations with respect to certain demand promissory notes payable to Geophysical Pursuit Inc. (“GPI”) in the aggregate amount of $983,500 on or before February 29, 2008 or the occurrence of any acceleration of these notes, or the commencement of any remedies or filing of any suit by or on behalf of GPI with respect to these notes.

In connection with the execution of Amendment No. 4, the Company also acknowledged, confirmed and agreed that for so long as any Event of Default or Potential Event of Default (as such terms are defined in the ISDA Agreement) is outstanding with respect to the Company, and at all times prior to the Capitalization Date (as defined in the ISDA Agreement) (a) any obligation the Lender Counterparty under the ISDA Agreement may have to make any payment shall be suspended, and (b) any amounts payable by the Lender Counterparty under the ISDA Agreement may be applied to the Company’s outstanding obligations under the Credit Agreement at the Administrative Agent's election.

The Lender Parties currently allege that the Company failed to meet certain deadlines set forth in the fourth amendment to the Credit Agreement and the Company is currently in discussions to further extend the deadlines and/or renegotiate relevant terms in connection therewith for (i) compliance with the PDP Collateral Coverage Ratio set forth in the Credit Agreement, (ii) delivery of the required PDP Reserve Report, (iii) delivery of $1 million principal payment for March 2008, (iv) delivery of certain title opinions, (v) delivery of financial statements for fiscal year ended December 31, 2007 with related certified public accountant’s opinion and report and (vi) settlement in full of obligations under certain promissory notes payable to Geophysical Pursuit, Inc. As a result, they have increased the interest rate under the credit facility by an additional 300 basis points and reserved the right to resort to other remedies in the future. See letter attached hereto as Exhibit 10.77. As of the date hereof, no further extension agreement has been reached and the Lender Parties maintain we are currently not in compliance under the Credit Agreement. Unless we receive an extension or waiver from the Lender Parties, such parties could attempt to accelerate our secured indebtedness and commence foreclosure proceedings with respect to our interest in the Subsidiary and the Galveston Bay properties.

On October 24, 2007, the Company and Tri Star Capital Ventures Limited entered into a Loan Agreement, pursuant to which Tri Star agreed to lend to the Company $8.5 million. The proceeds of the Tri Star Loan were used to make the $7.5 million equity contribution to the Subsidiary as required in the Credit Agreement and to pay certain costs and expenses of the Subsidiary. The Company is obligated to make monthly payments of principal on the Tri Star Loan equal to $708,333, beginning on May 1, 2008. The Tri Star Loan matures on April 15, 2009 and accrues interest at an annual rate of 13%.

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

The Company also entered into a Consulting Agreement on October 24, 2007 with Portland Worldwide Investments Limited (PWI), pursuant to which PWI agreed to provide consulting services to the Company in connection with the further development of its energy assets and the Company agreed to pay PWI approximately $935,000 in the aggregate consideration during the 18 month term of the Consulting Agreement.

In January 2007, we executed a Farmout Agreement with Ptarmigan Resources Limited with respect to Ptarmigan’s offshore exploration license EL-1069. We paid Ptarmigan $214,000 USD ($250,000 Canadian), which was used as a drilling deposit to secure a one-year extension of the License from the Canada - Newfoundland and Labrador Offshore Petroleum Board. We were also required to drill an onshore-to-offshore test well during, which was completed on January 14, 2008, tested an offshore structure and, as the validation well, extended the lease until January 2011 (Phase 1). We will earn a one-third interest (33.3%) in the license for the completion of Phase 1. We may then conduct an offshore 3D seismic program by late 2008, to map in more detail four offshore features already identified by Ptarmigan using 2D seismic data, which will earn the Company a further 26.7% of the license, for a total ownership of 60% (Phase 2).

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

On December 15, 2005, we issued an unsecured promissory note, bearing interest at the rate of prime plus one percent (1%) per annum (8.25% at December 31, 2005) to Wiener, Goodman & Company, P.C. Profit Sharing Plan FBO Gerald Goodman (the Company's chief financial officer, treasurer and director) in the principal amount of $50,000, with principal and interest due at maturity on June 15, 2006. The maturity date was subsequently extended until June 30, 2008. There is no other formal arrangement to advance or loan funds to the Company or repay any such advances or loans.

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

TEKOIL & GAS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-2

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006	F-3

Consolidated Statements of Stockholders’ Equity for the period January 1, 2006 through December 31, 2007	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-5 -F- 6

Notes to Consolidated Financial Statements	F-7 - F-34

MADSEN & ASSOCIATES CPA’S, INC.
684 EAST VINE STREET SUITE 3
MURRAY, UTAH 84107
(801) 268-2632

Board of Directors
Tekoil & Gas Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Tekoil & Gas Corporation and Subsidiaries as of December 31, 2007 and 2006 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (“PCAOB”). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the footnotes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.

April 16, 2008
Salt Lake City, Utah

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$3,070,834	$294,021
Marketable securities - restricted	6,527,419	-
Accounts receivable	1,974,277	-
Inventory	25,103	-
Prepaid expenses	710,837	53,475
Total Current Assets	12,308,470	347,496

Property and Equipment - net:
Oil and gas mineral interests, equipment and facilities	54,182,021	458,871
(full cost method of accounting)
Other assets	-	1,004,394

TOTAL ASSETS	$66,490,491	$1,810,761

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,293,831	$-
Accrued expenses	2,115,826	362,147
Royalties payable	570,230	-
Notes payable - related parties	432,000	50,000
Current portion of long-term debt	31,533,893	4,261
Asset retirement obligation	343,000	-
Total Current Liabilities	39,288,780	416,408

Long-term Liabilities:
Royalties payable	1,535,865	-
Long-term debt - less current portion above	6,357,122	255,032
Price risk market activity	2,157,404	-
Asset retirement obligations	3,662,000	-
Total Long-term Liabilities	13,712,391	255,032

TOTAL LIABILITIES	53,001,171	671,440

Minority interest in consolidated subsidiary	5,251,990	-

Commitments and Contingencies

Stockholders' Equity:

Preferred Stock, $.00000001 par value, authorized
20,000,000 shares

Series A Convertible Preferred Stock, -0- and
2,985,000 shares issued and outstanding at
December 31, 2007 and 2006, respectively	-	-

Common stock,par value $.000001 per share
authorized 200,000,000 shares;
53,141,973 and 21,624,175 shares issued and outstanding
at December 31, 2007 and 2006, respectively	53	22
Additional paid-in capital	33,551,558	6,758,637
Cummulative other comprehensive income (loss)	45,274	(772)
Deficit	(25,084,555)	(5,618,566)
	8,512,330	1,139,321
Less cost of common stock in treasury,
500,000 shares in 2007	(275,000)	-

Total Stockholders' Equity	8,237,330	1,139,321

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,490,491	$1,810,761

See notes to consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended
	December 31,
	2007	2006

Revenues:

Oil sales	$4,195,108	$-
Gas sales	2,517,383	-
Transportation income	577,170	-

Total revenues	7,289,661	-
Less: Production taxes	276,095	-

Net revenues	7,013,566	-

Cost and expenses:
Leasehold operating expenses
(including workover costs)	7,164,572	-
Selling, general and administrative expenses	5,725,339	2,502,210
Depreciation, depletion and amortization	3,177,986	24,086
Compensatory element of common
stock issurance	6,044,700	420,750
	22,112,597	2,947,046

Loss from operations	(15,099,031)	(2,947,046)

Other income (expense):
Other income	12,490	-
Interest income	160,954	-
Interest expense	(4,942,352)	(9,480)
Provision for price risk market activity	(2,157,404)	-
Loss on investment	-	(10,000)
	(6,926,312)	(19,480)

Loss before minority interest	(22,025,343)	(2,966,526)

Minority interest share of (loss) of
consolidated subsidiary	2,559,354	-

Loss before provision for income taxes	(19,465,989)	(2,966,526)

Provision for income taxes	-	-

Net loss	$(19,465,989)	$(2,966,526)

Loss per common share - basic and diluted	$(0.42)	$(0.16)

Weighted average number of common shares
outstanding - basic and diluted	46,894,717	18,276,098

See notes to consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

		Comprehensive	Common Stock		Series A Preferred Stock		Additional Paid in	Treasury	Cumulative Other Comprehensive
	Total	(Loss)	No of shares	Amount	No of shares	Amount	Capital	Stock	Income (loss)	Deficit
Balance, January 1, 2006	$111,415		17,472,005	$17	667,000	$-	$2,763,438	$-	$-	$(2,652,040)

Sale of preferred stock	2,268,000		-	-	2,268,000	-	2,268,000	-		-

Issuance of preferred stock for services (valued at $1.00 per share)	50,000				50,000	-	50,000	-

Sale of common stock	1,050,000		2,205,000	3			1,049,997	-	-

Issuance of common stock for services (valued at $0.33 per share)	627,204		1,947,170	2	-	-	627,202	-	-	-

Net loss	(2,966,526)	$(2,966,526)	-	-	-	-	-	-	-	(2,966,526)

Currency translation adjustment	(772)	(772)	-	-	-	-	-	-	(772)	-
Comprehensive (loss)		$(2,967,298)

Balance, December 31, 2006	1,139,321		21,624,175	22	2,985,000	-	6,758,637		(772)	(5,618,566)

Sale of preferred stock	1,047,000		-	-	1,047,000	-	1,047,000	-		-

Issuance of 9,000,000 shares of stock for acquisition	15,900,000		9,000,000	9	-	-	15,899,991	-

Issuance of 900,000 warrants (valued at $.44 per share)	400,000	-	-	-	-	-	400,000	-

Conversion of preferred stock into common stock	-	-	12,266,000	12	(4,032,000)	-	(12)	-

Sale of common stock	2,745,252		6,218,429	6			2,745,246	-	-

Issuance of 7,000,000 stock options (valued at $0.064 per share)	4,492,500		-	-	-	-	4,492,500	-	-	-

Issuance of common stock for services (valued at $0.40 per share)	677,400		1,686,000	2	-	-	677,398	-	-	-

Issuance of 3,571,429 stock options (valued at $0.25 per share)	885,800	-	-	-	-	-	885,800	-	-	-

Issuance of common stock for debt (valued at $0.25 - $0.38 per share)	645,000	-	2,347,369	2	-	-	644,998	-	-

Acquisition of treasury stock	(275,000)	-	-	-	-	-	-	(275,000)	-	-

Net loss	(19,465,989)	$(19,465,989)	-	-	-	-	-		-	(19,465,989)

Currency translation adjustment - net of taxes	46,046	46,046	-	-	-	-	-		46,046	-
Comprehensive (loss)		$(19,419,943)

Balance, December 31, 2007	$8,237,330		53,141,973	$53	-	$-	$33,551,558	$(275,000)	$45,274	$(25,084,555)

See notes to consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(19,465,989)	$(2,966,526)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation, depletion and amortization	3,177,986	24,086
Non cash fair value of stock for services	677,400	677,204
Non cash value of stock options	5,378,300	-
Price risk market activity	2,157,404	-
Minority interest loss	(2,559,354)	-
Accretion on long term debt	1,343,847	-
Changes in operating assets
and liabilities:	4,808,470	290,758
Net Cash Used in Operating Activities	(4,481,936)	(1,974,478)

Cash flows from investing activities:
Purchase of property, plant and
equipment	(4,359,008)	(475,546)
Payment on acquisition	(31,607,582)	(1,000,000)
Payment for marketable securities - restricted	(6,370,000)	-

Net Cash Flows Used in Investing Activities	(42,336,590)	(1,475,546)

Cash flows from financing activities:
Proceeds from issuance of common
stock	2,745,252	1,050,000
Proceeds from borrowings	45,420,173	260,318
Proceeds from issuance of preferred
stock	1,047,000	2,268,000
Repayment of debt	(4,951)	(1,025)
Proceeds from borrowings - related parties	1,274,500	-
Repayment of debt - related parties	(247,500)	-
Repayment of royalties	(364,135)	-
Common stock purchased for the treasury	(275,000)	-
Net Cash Flows Provided by Financing Activities	49,595,339	3,577,293

Effect of exchange rate changes on cash	-	(772)

Net Increase in cash	2,776,813	126,497

Cash - beginning of period	294,021	167,524

Cash - end of period	$3,070,834	$294,021

See notes to consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

	Years Ended
	December 31,
	2007	2006

Supplementary information:
Cash paid during the year for:
Interest	$3,520,917	$5,517
Income taxes	$-	$-

Non-cash financings activities:
Issuance of preferred stock for services	$-	$50,000
Issuance of common stock for services	$677,400	$627,204
Issuance of common stock for debt	$645,000	$-

Changes in operating assets and liabilities consists of the following:
Increase in accounts receivable	$(1,974,277)	$-
Increase in interest receivable	(157,419)	-
Increase in inventory	(112,116)	-
Increase in prepaid expenses	(570,349)	(53,475)
Decrease in other assets	1,004,393	5,606
Increase in accrued expenses and accounts payable	6,618,238	338,627

	$4,808,470	$290,758

Details of acquisition:
Fair value of net assets received	$47,507,582
Less:
Issuance of common stock	15,900,000
Cash paid for acquisition	$31,607,582

See notes to consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

As provided for in the share exchange agreement, the stockholders of Tekoil-FL received 6,949,800 of Pexcon common stock, representing 90% of the outstanding stock after the acquisition, in exchange for the outstanding shares of Tekoil-FL common stock they held, which was accounted for as a recapitalization. Immediately following the share acquisition exchange, Pexcon had a total of 7,722,000 common shares issued and outstanding. The financial statements show a retroactive restatement of Tekoil-FL’s historical stockholders’ equity to reflect the equivalent number of shares of common stock issued by the subsidiary.

In addition, the resignation of the former officers and directors of Pexcon took effect upon the close of the share exchange. The Tekoil-FL Board of Directors became the Board of Directors of Pexcon, and Mark Western became President and Chief Executive Officer.

Going Concern

The Company’s financial statements for the year ended December 31, 2007 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations. The Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and achieve a level of revenue and production adequate to support its cost structure. Management is actively seeking additional capital to ensure the continuation of its current operations, complete its proposed activities and fund its current debt obligations. However, there is no assurance that additional capital will be obtained. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” The Company recognizes oil and natural gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells (the sales method). Oil and natural gas sold is not significantly different from the Company’s share of production.

Earnings Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted loss per common share is computed by dividing net loss by the weighed average number of common shares and potential common shares during the specified period. All potentially dilutive securities, which include preferred stock, options and warrants convertible into 11,471,429 and 8,995,000 common shares at December 31, 2007 and 2006, respectively, have been excluded from the computation, as their effect is antidilutive.

Marketable Securities - Restricted

The Company classifies marketable securities as marketable securities - restricted when marketable securities are restricted as to withdrawal or usage. The marketable securities-restricted at December 31, 2007 was $6,527,419 and matures May 28, 2008. For the year ended December 31, 2007, the Company recorded interest income of $157,419. The restricted marketable securities is related to the Company’s contingent liabilities to the Texas Railroad Commission to plug and abandon various wells. See Note 8 of Notes to Consolidated Financial Statements.

Property, Plant and Equipment

Full Cost Method

The Company follows the full cost method of accounting for its investments in oil and natural gas properties. All costs incurred in the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Included in capitalized costs are general and administrative costs that are directly related with acquisition, exploration and development activities. Proceeds from the sale of oil and natural gas properties are credited to the full cost pool, except in transactions involving a significant quantity of reserves, or where the proceeds received from the sale would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized. Under the rules of the Securities and Exchange Commission (“SEC”) for the full cost method of accounting, the net carrying value of oil and natural gas properties, reduced by the asset retirement obligation, is limited to the sum of the present value (10% discount rate) of the estimated future net cash flows from proved reserves, based on the current prices,   plus the lower of cost or estimated fair market value of unproved properties adjusted for related income tax effects.

Capitalized costs of proved oil and natural gas properties are depleted on a units of production method using proved oil and natural gas reserves. Costs depleted include net capitalized costs subject to depletion and estimated future dismantlement, restoration, and abandonment costs. Estimated future abandonment, dismantlement and site restoration costs include costs to dismantle, relocate and dispose of the Company’s offshore production platforms, gathering systems, wells and related structures, considering related salvage values.

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

Evaluation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) the Company reviews its long-lived assets to be held and used, excluding proved oil and gas properties accounted for under the full cost method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future net cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Stock Based Compensation

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

For the year ended December 31, 2007, the Company issued 1,686,000 shares of its common stock and recorded consulting and compensation expense of $677,400 in connection with the issuance of these shares.

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

Stock Options

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Shared-Based Payment,” (“SFAS 123R”) using the modified prospective Method. SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise received employee services in exchange (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and generally requires instead that such transactions be accounted for using the fair-value based method. Prior to adoption of SFAS 123R, the Company followed that intrinsic value method in accordance with APB 25 to account for stock options. Prior period financial statements have not been restated.

Compensation expense is recorded for stock option awards over the requisite vesting periods based upon the market value on the date of the grant. Stock-based compensation expense related to SFAS 123R of approximately $4.5 million was recorded in the year ended December 31, 2007. No stock-based compensation expense related to SFAS 123R was recorded in the year ended December 31, 2006.

Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 151% for 2007; and a weighted-average expected life of three years. These assumptions resulted in a weighted average grant date fair value of $0.64 for options granted in 2007.

Derivative Financial Instruments

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (“SFAS 133”). The Company enters into derivative contracts to hedge the price risk associated with a portion of anticipated future oil and natural gas production. The Company’s derivative financial instruments have not been entered into for trading purposes and the Company has the ability and intent to hold these instruments to maturity. Counterparties to the Company’s derivative agreements are major financial institutions.

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item.

The Company discontinues cash flow hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is redesigned as a hedging instrument because it is unlikely that a forecasted transaction will occur, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When cash flow hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the balance sheet at its fair value with subsequent changes in fair value included in earnings, and gains and losses that were accumulated in other comprehensive income immediately recognized in earnings. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. Gains or losses accumulated in other comprehensive income at the time the hedge relationship is terminated are recorded in earnings.

Fair Value of Financial Instruments

For financial instruments including cash, accrued expenses and accounts payable it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

New Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements,” (“SFAS 157”) which enhances existing guidance for measuring assets and liabilities using fair value. This standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157, as amended by FASB Staff Position 157-2, is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not believe that SFAS 157 will have a material impact on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141 (R)”) “Business Combinations”, which replaces SFAS 141 “Business Combinations”. This Statement improves the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company will implement this Statement in 2009.

In December 2007, the FASB issued SFAS No. 160 “Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of non-controlling interests (minority interest) as equity in the consolidated financial statements and separate from parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment of the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

In January 2008, Staff Accounting Bulletin (“SAB”) 110 “Share-Based Payment” (“SAB 110”), was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payments”. The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

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

In exchange for conveyance of the Galveston Bay properties to the Subsidiary, the Sellers received approximately $30 million dollars in cash (subject to adjustment for an effective date of transfer of October 1, 2006, a $1 million dollar holdback for potential claims and prorations of closing costs), nine million restricted shares of the Company’s common stock, $0.000001 par value (the “Common Stock”), and conveyance of certain overriding royalty interests in the Galveston Bay Properties (the “Royalties”). The shares of Common Stock issued to the Sellers were initially restricted but subject to a previously executed Registration Rights Agreement between the Company and the Sellers, and the Company has filed a registration statement on Form SB-2 to permit the resale of such shares of Common Stock.

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

The cash portion of the consideration was paid utilizing $30 million of a $50 million Senior Secured Credit Facility arranged by Goldman Sachs E & P Capital, a division of Goldman Sachs & Co. The $30 million funded portion of the Loan is guaranteed by the Company and secured by the Galveston Bay properties, has a term of 48 months, bears interest at an initial rate of libor plus 800 basis points, and is amortized by available net cash flow from the properties (after payment of certain related lease operating and overhead expenses, a portion of which are allowed to the Company under certain circumstances). In addition, the Lender or its affiliates received a 50 basis point funding fee on amounts advanced; a 2% overriding royalty interest in the properties; a warrant to purchase 900,000 shares of the Company’s Common Stock at a strike price of $0.50 per share over a five-year term (which Common Stock was included by the Company in a registration statement on Form SB-2 to permit the resale of such shares of Common Stock); a 25% ownership interest in Tekoil and Gas Gulf Coast, LLC (the other 75% being held by the Company), which interest is non-dilutable until the Company contributes $7.5 million in additional capital for expenditures related to the properties; and certain rights to participate in future debt and equity financings of the Company.

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

On January 18, 2008, the Subsidiary, the Company and the Lender Parties entered into Amendment No. 4 and Waiver with respect to the Credit Agreement (“Amendment No. 4”) and Mark S. Western executed a Reaffirmation of Guaranty (the “Reaffirmation Guaranty”), pursuant to which he ratified, confirmed and acknowledged his personal guaranty of the Company’s obligations under the Credit Agreement.

Amendment No. 4 waived certain Events of Default by the Company under the Credit Agreement and amended the Credit Agreement to require the Company to make principal payments on the Loans on a monthly basis in an amount equal to (i) the greater of (a) $1,000,000, and (b) 100% of Adjusted Net Cash Flow (as defined in the Credit Agreement) for the immediately preceding month, beginning on January 26, 2008 and monthly thereafter through June 26, 2008, and (ii) the greater of (a) $2,000,000, and (b) 100% of Adjusted Net Cash Flow for the immediately preceding month, beginning on July 26, 2008 and monthly thereafter until the maturity date. Amendment No. 4 also extended (i) to March 8, 2008, the date on which the Company is required to provide certain title opinions covering Texas State Lease MF030085 (State Tract 5-8A), and (ii) to February 18, 2008, the date on which the Company is required to have received net cash proceeds from the issuance of debt or sale of its capital stock in an aggregate amount of at least $5,000,000.

In addition, Amendment No. 4 amended the Credit Agreement to include as additional Events of Default thereunder (i) the failure of the Company to notify the Administrative Agent within one business day after receiving any notice of the filing, or threatened filing, of any mechanic's and materialman's lien, or similar lien, by J-W Power Company and to deposit in the Collateral Account (as defined in the Credit Agreement), within 15 days after Company's receipt of any such notice, $370,000 or such greater amount as is sufficient to adequately reserve for the liabilities asserted by J-W Power Company; (ii) the failure of the Company to deliver by January 31, 2008 the report required by Section 5.2(f) of the Credit Agreement for the month of October; (iii) the failure of the Company to deliver by March 31, 2008 the Company’s business plan for fiscal year 2008; (iv) the failure of the Company to deliver by January 31, 2008 the insurance coverage report required by Section 5.2(k) of the Credit Agreement; (v) the failure of the Company to hire on or before February 18, 2008 an operations consultant and financial consultant acceptable to the Administrative Agent; (vi) the failure of the Company to hire a regulatory matters consultant within 15 days following a request by the Administrative Agent; (vii) the failure of the Company to document by April 30, 2008 its unnamed, unnumbered workover rig barge (the “Barge”) with the United States Coast Guard and to deliver a preferred vessel mortgage with respect to the Barge; and (viii) the failure of the Company to settle in full its obligations with respect to certain demand promissory notes payable to Geophysical Pursuit Inc. (“GPI”) in the aggregate amount of $983,500 on or before February 29, 2008 or the occurrence of any acceleration of these notes, or the commencement of any remedies or filing of any suit by or on behalf of GPI with respect to these notes.

In connection with the execution of Amendment No. 4, the Company also acknowledged, confirmed and agreed that for so long as any Event of Default or Potential Event of Default (as such terms are defined in the ISDA Agreement) is outstanding with respect to the Company, and at all times prior to the Capitalization Date (as defined in the ISDA Agreement) (a) any obligation the Lender Counterparty under the ISDA Agreement may have to make any payment shall be suspended, and (b) any amounts payable by the Lender Counterparty under the ISDA Agreement may be applied to the Company’s outstanding obligations under the Credit Agreement at the Administrative Agent's election.

The Lender Parties currently allege that the Company failed to meet certain deadlines set forth in the fourth amendment to the Credit Agreement and the Company is currently in discussions to further extend the deadlines and/or renegotiate relevant terms in connection therewith for (i) compliance with the PDP Collateral Coverage Ratio set forth in the Credit Agreement, (ii) delivery of the required PDP Reserve Report, (iii) delivery of $1 million principal payment for March 2008, (iv) delivery of certain title opinions, (v) delivery of financial statements for fiscal year ended December 31, 2007 with related certified public accountant’s opinion and report and (vi) settlement in full of obligations under certain promissory notes payable to Geophysical Pursuit, Inc. As a result, they have increased the interest rate under the credit facility by an additional 300 basis points and reserved the right to resort to other remedies in the future. As of the date hereof, no further extension agreement has been reached and the Lender Parties maintain we are currently not in compliance under the Credit Agreement. Unless we receive an extension or waiver from the Lender Parties, such parties could attempt to accelerate our secured indebtedness and commence foreclosure proceedings with respect to our interest in the Subsidiary and the Galveston Bay properties.

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

	Year Ended
	December 31,
	2007	2006
Net revenue	$10,013	$13,056

Net loss	$(19,286)	$(4,171)

Net loss per share -
basic and diluted	$(0.41)	$(0.22)

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of January 1, 2006. Such information should not be construed as a representation of the future results of operations of the Company.

A condensed balance sheet of the assets and liabilities of the Galveston Bay properties as of the acquisition date is as follows:

Property, plant and equipment	$17,926,213
Oil and mineral interests	29,581,369
$47,507,582

3.	FARMOUT AGREEMENT

On January 4, 2007, the Company executed a Farmout Agreement (“Agreement”) with Newfoundland and Labrador-based Ptarmigan Resources (“Ptarmigan”), in their offshore exploration license EL-1069 (“License”) just north of the Port au Port Peninsula in western Newfoundland, Canada.

The Agreement required the Company to pay approximately $214,000 ($250,000 Canadian) to Ptarmigan, which was used as a drilling deposit to secure a one year extension granted by the Canada - Newfoundland and Labrador Offshore Petroleum Board (“C-NLOPB”). The drilling deposit is being expensed during 2007. The Agreement also requires the Company to drill an onshore-to-offshore exploration test-well in 2007 (“Phase 1”), which will test an offshore structure, and as the validation well, will extend the lease until January 2011. The well was spud January 14, 2008. The Company will earn a one-third interest (33.3%) in the license for the completion of Phase 1. The Company will then conduct an offshore 3-D seismic program (“Phase 2”) by late 2008, to map in more detail four offshore features already identified by Ptarmigan using 2-D seismic data, which will earn the Company a further 26.7% of the License, for a total ownership of 60%.

The Company and Ptarmigan then plan to drill an offshore exploration well (“Phase 3”) and will share the drilling costs; 60% the Company and 40% Ptarmigan. Should the Company carry 100% of the Phase 3 drilling expenses, the Company will earn an additional 20% interest in the License, for a total up to 80%, subject to government royalties. The Company estimates the total cost of Phase 1, 2 and 3 to approximate $10,000,000 in 2008 and $25,000,000 in 2009.

3.	PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for exploration and development of oil and gas properties whereby all costs in acquiring, exploring and developing properties are capitalized, including estimates of abandonment costs, net of estimated equipment salvage costs. No costs related to production, general corporate overhead, or similar activities have been capitalized. Leasehold costs are depleted based on the units-of-production method based on estimated proved reserves. Property and equipment are stated at cost less accumulated depreciation. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Property, plant and equipment consist of the following:

	December 31,
	2007	2006
Building and improvements	$415,356	$358,032
Tangible oil producing equipment	18,016,086	-
Equipment and fixtures	542,102	125,748
	18,973,544	483,780
Less: Accumulated depreciation	(510,468)	24,909
Subtotal	18,463,076	458,871

Oil and gas leases	38,411,372	-
Less: Accumulated depletion	(2,692,427)	-
Net oil and gas leases	35,718,945	-

Total property, plant and equipment - net	$54,182,021	$458,871

Depreciation, depletion and amortization expense for the year ended December 31, 2007 and 2006 was $3,177,986 and $24,086, respectively.

4.	NOTES PAYABLE - RELATED PARTIES

a)
On December 15, 2005 the Company issued an unsecured promissory note at prime plus 1% (8.5% at December 31, 2007) to a related party in the amount of $50,000, with principal and interest due at maturity on June 15, 2006. This note was extended to June 30, 2008. At the option of the lender, any time prior to maturity the lender can convert the loan into 150,000 shares of the Company’s common stock, at the fair value at the time the note was issued.

After the principal of this Note becomes due, interest shall be payable on demand and shall accrue at a rate of 12% per annum. As additional consideration for the loan, the Company issued to the lender 25,000 shares of the Company’s Common Stock, valued at $8,250 the fair value of the time of issuance. The shares of Common Stock were initially restricted but the Company has filed a registration statement on Form SB-2 to permit the resale of such shares of Common Stock. Interest expense for the years ended December 31, 2007 and 2006 amounted to $3,729 and $3,963, respectively, and was accrued as at December 31, 2007.

b)
During 2007, certain shareholders of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, advanced funds in the amount of $1,280,000 for working capital. The funds advanced by the Chief Executive Officer and Chief Financial Officer are due upon demand and bear no interest. In December 2007, the Chief Executive Officer converted $645,000 of his debt into 2,347,369 shares of the Company’s common stock (valued at $0.25 - $0.38 per share). As of December 31, 2007, the balance due the Chief Executive Officer and Chief Financial Officer after repayments of $90,500 and partial conversion of debt to common stock was $232,000. The balance of the advances by other shareholders of $150,000 at December 31, 2007 is due in April 2008 with interest at 10% per annum payable at maturity. For the year ended December 31, 2007, the Company recorded interest expense of $8,365.

5.	LONG-TERM DEBT

a)
On September 15, 2006, the Company entered into a mortgage agreement with CIBC Mortgages Inc. The Company borrowed $260,318 to purchase a building in St. John’s, Newfoundland. The mortgage bears interest equal to the CIBC Prime Rate plus 0.667% (6.667% at December 31, 2007). The mortgage matures September 15, 2011. The mortgage is collateralized by the building in Newfoundland and a personal guarantee by the Company’s Chief Financial Officer.

b)
On May 11, 2007, in connection with the acquisition of the Galveston Bay properties located in Galveston Bay, Texas, the Company borrowed $30 million of a $50 million Senior Secured Credit Facility arranged by Goldman, Sachs E & P Capital. The $30 million funded portion of the loan is guaranteed by the Company and secured by the Galveston Bay Properties, has a term of 48 months, bears interest at an initial rate of libor plus 800 basis points (15.2% at December 31, 2007) and is amortized by available net cash flow from the Galveston Bay Properties (after payment of certain related lease operating and overhead expenses, a portion of which are allowed to the Company under certain circumstances.)

Under the terms of Amendment No. 4 dated January 2, 2008 to the Credit and Guaranty Agreement dated as of May 11, 2007, the Company will repay the principal of the loan in an amount equal to (i) on January 26, 2008, February 26, 2008, March 26, 2008, April 26, 2008, May 26, 2008 and June 26, 2008, the greater of (A) $1,000,000 and (B) 100% of the adjusted net cash flow for the immediately preceding calculation month and (ii) on each monthly payment date thereafter, the greater of (A) $2,000,000 and (B) 100% of the adjusted net cash flow for the immediately preceding calendar month.

As of December 31, 2007, the net present value of the long-term debt facility was $21,283,000. The loan will accrete to $30,000,000 over 48 months.

In July 2007, Goldman Sachs E & P Capital advanced an additional $6,752,200 against the credit facility. The Company secured an irrevocable standby letter of credit in the amount of $6,370,000 in favor of the Texas Railroad Commission on behalf of the Company’s contingent obligation to plug and abandon various wells in connection with the acquisition of the Galveston Bay Properties. The terms and conditions of this advance are the same as under the Senior Secured Credit Facility except the balance of this advance is due July 2, 2008. In January 2008, the Company made a prepayment of $540,000 reducing this liability.

For the year ended December 31, 2007, interest expense amounted to $3,304,621. In addition, accretion of the long-term debt discount amounted to $1,343,847 and is included in interest expense on the Company’s consolidated statement of operations.

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

In connection with the execution of the Loan Agreement, the Company and Tri Star entered into Deeds of Guarantee with each of Mark S. Western, Gerald Goodman, Francis G. Clear and Richard Creitzman (the Company’s Board of Directors) pursuant to which these individuals agreed to personally guarantee repayment of the Tri Star Loan. In exchange for these Deeds of Guarantee, the Company agreed to provide each guarantor with indemnification of liabilities incurred by each guarantor under such guarantees. For the year ended December 31, 2007, interest expense amounted to $208,890.

d)
On July 11, 2007 and December 6, 2007, the Company executed two unsecured promissory notes with Geophysical Pursuit, Inc. in the total amount of $983,500. The two unsecured notes bear interest at 8% annum and are due upon demand. The parties are in negotiations on repayment terms. For the year ended December 31, 2007, interest expense amounted to $24,236.

e)
On October 3, 2007, the Company executed two promissory notes for a total amount of $50,000. The notes bear interest at 10% per annum and mature February 4, 2008. The notes have not been paid and the Company has received a demand letter from the lenders. For the year ended December 31, 2007, interest expense amounted to $1,205.

f)
On November 13, 2007, the Company’s Newfoundland subsidiary executed an unsecured promissory note for $76,455. The note bears interest at 10% per annum and is payable on demand. For the year ended December 31, 2007, interest expense amounted to $938.

The payments now required under the long-term obligations listed above during the years following January 1, 2008 are set below:

2008	$31,533,893
2009	6,072,075
2010	5,919
2011	6,327
2012	6,761
Thereafter	266,050
37,891,025
Less: current portion	31,533,893
$6,357,132

6.	INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

At December 31, 2007, the Company has a net operating loss carry-forward of approximately $22,686,000 which expires in various years through 2020. Deferred income taxes reflect the impact of the net operating loss carry-forwards. In recognition of the uncertainty regarding the ultimate amount of tax benefits to be derived from the Company’s net operating loss carry-forwards, the Company has recorded a valuation allowance for the entire amount of the deferred asset.

7.	ROYALTY PAYABLE

The Company has various royalty arrangements with non-working interest owners. As of December 31, 2007, the Company owed royalties of $2,106,095 to non-working interest owners, of which approximately $1.5 million represents the present value of future royalties due Goldman Sachs E & P Capital.

8.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2007	2006
Oil and gas properties	$506,796	$-
Professional fees	1,034,631	311,660
Price risk market activity	129,864	-
Payroll expense	-	37,421
Insurance expense	163,000	-
Interest expense	111,513	3,963
Other	170,022	9,103
	$2,115,826	$362,147

9.	ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. The fair value of asset retirement obligation liabilities has been calculated using an expected present value technique. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in the Company’s asset retirement obligations fair value estimate since a reasonable estimate could not be made. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. There was no amortization during the year ended December 31, 2007. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires the Company to record a liability for the fair value of the dismantlement and abandonment costs, excluding salvage values.

The following table describes the change in the Company’s asset retirement obligations for the years ended December 31, 2007 and 2006:

Asset retirement obligation at December 31, 2006	$-
Additional retirement obligations recorded in 2007	6,370,000
Settlements during 2007	-
Revisions to estimates and other changes during 2007	(2,365,000)

Asset retirement obligation at December 31, 2007	$4,005,000

The Company’s revision to estimates represent changes to the expected amount and timing of payments to settle our asset retirement obligations. These changes primarily result from obtaining new information about the timing of our obligations to plug our natural gas and oil wells and the costs to do so.

The Company recorded an obligation in the amount of $6,370,000, which was subsequently reduced to $4,005,000 in January 2008, to plug and abandon various wells in connection with the acquisition of the Galveston Bay Properties. The Company secured an irrevocable standby letter of credit in the amount of $6,370,000 in favor of the Texas Railroad Commission on behalf of the Company’s obligation. The letter of credit is included as "Marketable Securities - Restricted" on the Company’s consolidated balance sheet. See Note 1 of Notes to Consolidated Financial Statements.

10.	STOCKHOLDERS' EQUITY

Common Stock

a)
The Company is authorized to issue 200,000,000 shares of .000001 par value Common Stock. All the outstanding Common Stock is fully paid and non-assessable. The total proceeds received for the Common Stock is the value used for the Common Stock.

b)
During the year ended December 31, 2007, the Company sold 6,218,429 shares of its Common Stock through private placements at purchase prices of $0.25 - $0.75 per share, for an aggregate purchase price of $2,745,252.

c)
On November 20, 2006, the Company sold 2,205,000 shares of its Common Stock at a purchase price of approximately $0.4762 per share, for an aggregate purchase price of $1,050,000. Such shares were subject to a put option, which has since expired.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of .00000001 par value preferred stock. The Company has designated 3,000,000 of these authorized shares of Preferred Stock as Series A Convertible Preferred Stock. The Board of Directors has the authority, without action by the stockholders, to designate and issue the shares of preferred stock in one or more series and to designate the rights, preferences and each series, any or all of which may be greater than the rights of the Company's common stock. At the time of designation, there was no quoted market price for the Company’s Common Stock. During the years ended December 31, 2007 and 2006, the Company sold 1,047,000 and 2,268,000 shares of Series A Convertible Preferred Stock and received net proceeds of $1,047,000 and $2,268,000 respectively. On July 1, 2007, the Board of Directors invoked the mandatory conversion provisions of the Series A Convertible Preferred Stock, converting each remaining outstanding share of such stock into three (3) shares of Common Stock. As of the date of this report, no shares of any series of preferred stock are deemed to be outstanding.

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

•
Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock. Each holder of shares of Series A Convertible Preferred Stock has the right, at its option and without further payment, to convert any or all of its shares of Series A Convertible Preferred Stock into fully paid and non-assessable shares of Common Stock at the rate of three (3) shares of Common Stock for each share of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock will automatically convert into three (3) shares of Common Stock (i) immediately prior to a liquidation of the Company; (ii) immediately prior to an initial public offering by the Company, or (iii) at any time after July 29, 2006, at the sole discretion of the Company’s Board of Directors. The number and type of securities to be received upon conversion of the Series A Convertible Preferred Stock are subject to certain antidilution adjustments. As previously stated, on July 1, 2007, the Board of Directors converted all shares of Series A Convertible Preferred stock outstanding on that date into shares of Common Stock at the rate of three (3) shares of Common Stock for each share of Series A Convertible Preferred Stock.

Treasury Stock

On October 15, 2007 the Company agreed to repurchase 500,000 shares of its common stock from an investor for $275,000. As of December 31, 2007, the Company advanced the investor $175,000 and the balance is included in accounts payable on the Company’s consolidated balance sheet.

Options and Warrants

The Company had the following warrants outstanding at December 31, 2007:

	Number of	Exercise	Expiration
Warrants	Warrants	Price	Date
Goldman Sachs & Co.	900,000	$0.50	May 11, 2008
RAB	3,571,429	$0.28	December 10, 2012

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

In December 2007, the Company granted RAB Special Situations (Master) Fund Limited (“RAB”) a warrant to purchase 3,571,429 shares of the Company’s common stock at $0.28 per share for a period of five years. The Company has filed a registration statement on Form SB-2 to permit the resale of such shares subject to the warrant.

In August 2007, the Company granted options to the Board of Directors to purchase seven million shares of the Company’s Common Stock at an exercise price of $1.00 per share, the fair value at the time of grant. The options vest immediately and expire in five years. The Company recorded compensation expense of approximately $5.4 million during the year ended December 31, 2007 in connection with the stock options.

A summary of option transactions follows:

	Number	Weighted Average
	of	Exercise
	Options	Price
Outstanding at January 1, 2007	-	$-
Granted	7,000,000	$1.00
Exercised	-	$-
Cancelled	-	$-

Outstanding at December 31, 2007	7,000,000	$1.00

Options exercisable:
December 31, 2007	7,000,000	$1.00

	Options Outstanding		Options Exercisable
Range of	Outstanding at	Weighted Average	Exercisable at	Weighted Average
Exercisable Prices	December 31, 2007	Exercise Price	December 31, 2007	Exercise Price
$1.00	7,000,000	$1.00	7,000,000	$1.00

The weighted average remaining contractual life of options outstanding at December 31, 2007, was approximately four years.

The aggregated intrinsic value of options outstanding and exercisable at December 31, 2007, was the de minimus. The aggregate intrinsic value represents the total pre-tax value (the difference between the Company’s closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The amount of aggregate intrinsic value will change based on the fair-market value of the Company’s common stock.

11.	BUSINESS SEGMENT INFORMATION

The Company operates in one industry and has two reportable segments. The segments are geographic and include the United States and Canada. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income (loss).

The following is a summary of key financial data:

	2007	2006
Total Revenues:
United States	$7,289,661	$-
Canada	-	-
	$7,289,661	$-
Loss from Operations:
United States	$(15,154,295)	$(2,718,565)
Canada	55,264	(228,481)
	$(15,099,031)	$(2,947,046)
Long-Lived Assets:
United States	$53,574,011	$1,028,483
Canada	608,010	434,782
	$54,182,021	$1,463,265
Capital Expenditures:
United States	$4,192,190	$27,974
Canada	101,117	447,572
	$4,293,307	$475,546
Depreciation, Depletion
and Amortization:
United States	$3,137,090	$6,903
Canada	40,896	17,183
	$3,177,986	$24,086

12.	OIL AND NATURAL GAS HEDGING ACTIVITIES

The Company may address market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. From time to time, we enter into derivative contracts to hedge the price risks associated with a portion of anticipated future oil and natural gas production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These arrangements are settled in cash at or prior to expiration or exchanged for physical delivery contracts. The Company does not obtain collateral to support the agreements, but monitors the financial viability of counter-parties and believes its credit risk is minimal on these transactions. In the event of nonperformance, the Company would be exposed to price risk. The Company has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

The Company’s results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Company has entered into various derivative contracts. These contracts allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, these derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended. These contracts have not been designated as cash flow hedges as provided by SFAS 133 and any changes in fair value are recorded in the consolidated statement of operations. Any changes in fair value resulting from the ineffectiveness of the hedge are reported in the consolidated statement of operations as a component of revenues.

As of December 31, 2007, the estimated fair value of the Company’s oil and natural gas contracts resulted in a loss of $2,157,404. These derivative agreements expire at various dates through April 29, 2011.

Net settlements under these contracts increased oil and natural gas revenues by $214,420 for the year ended December 31, 2007 as a result of hedging transactions.

All of the Company’s current hedging contracts are in the form of costless collars. The costless collars provide the Company with a lower limit “floor” price and an upper limit “ceiling” price on the hedged volumes. The floor price represents the lowest price the Company will receive for the hedges volumes while the ceiling price represents the highest price the Company will receive for the hedged volumes. The costless collars are settled monthly based on the NYMEX futures contract.

The notional amount is equal to the total net volumetric hedge position of the Company during the periods presented. The positions effectively hedge approximately 100% of proved developed natural gas production and 30% of proved developed oil production during the respective terms of the hedging agreements. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

The fair value of hedging agreements is recorded on the consolidated balance sheet as assets or liabilities. The estimated fair value of hedging agreements as of December 31, 2007, is provided below:

					Estimated
					Fair Value
		Notional	Floor Price	Ceiling Price	Asset (Liability)
	Type	Amount	($ per unit)	($ per unit)	December 31, 2007
NATURAL GAS (MMBTU)
May 2007 - April 2011	Collar	933,340	$7.62	$7.62	$61,012

CRUDE OIL (BBLS)
May 2007 - April 2011	Collar	131,307	$65.00	$65.00	(2,218,416)
					$(2,157,404)

13.	MAJOR CUSTOMERS

Major customers for the years ended December 31, 2007, were as follows (based on sales exceeding 10% of total oil and natural gas revenues):

	Year Ended
	December 31,
Customer	2007
Plains Marketing, L.P.	3,412,000	(46.8%)
Erskine Energy, LLC	1,019,000	(14.0%)

14.	LEGAL PROCEEDINGS

a)
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

b)
On March 14, 2007, Masters Resources, LLC and Masters Oil and Gas, LLC (together, Masters) were named in a lawsuit filed in the 55th Judicial District Court of Harris County, Texas for alleged under-delivery of oil and gas that was transported through Masters’ pipeline pursuant to oil and gas transportation agreements and several related claims. Tekoil and Gas Gulf Coast, LLC, a majority-owned subsidiary of the Company, was subsequently added to the lawsuit on August 9, 2007, based upon the subsidiary’s acquisition of the subject pipelines as of October 1, 2006. The plaintiff in the lawsuit seeks relief against the subsidiary for redelivery of the alleged undelivered oil and gas from and after October 1, 2006 or, in the alternative, damages in excess of approximately $1,395,000, plus court costs, attorneys’ fees and pre and post judgment interest.

In connection with the acquisition of the Galveston Bay properties, Tekoil & Gas Gulf Coast, LLC entered into an Indemnity Agreement, dated May 11, 2007, with Masters, which provided that Masters would hold Tekoil & Gas Gulf Coast, LLC harmless from any and all liability arising out of this lawsuit, including costs of defense.

The Company plans to vigorously contest the lawsuit and does not believe the outcome will materially affect the consolidated balance sheet or its consolidated results of operations based on the terms of the purchase and sale agreement and the related Indemnity Agreement.

c)
In December 2007, J-W Power Company filed statements in Chambers County, Texas and Galveston County, Texas asserting liens of approximately $340,000 (plus costs and fees) against the mineral interests of Masters Resources, LLC, Masters Oil & Gas LLC and Tekoil and Gas Gulf Coast LLC in certain of the Red Fish Reef properties described in Note 2 of Notes to Consolidated Financial Statements for amounts allegedly due for gas compression services allegedly provided from June 21, 2005 through June 4, 2007. The Company only recently learned of these statements and intends to vigorously contest them.

To the knowledge of management, the Company is not currently a party to any other material legal proceedings.

15.	RELATED PARTY TRANSACTIONS

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

See Note 5 for additional information to related party transactions.

16.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in The Woodlands, Texas on a month-to-month basis. The lease requires the Company to pay certain executory costs.

Rental expense was approximately $93,970 and $-0- for the years ending December 31, 2007 and 2006, respectively.

Consulting Agreement

On October 24, 2007, the Company entered into a consulting agreement with Portland Worldwide Investments Limited (“PWI”), pursuant to which PWI agreed to provide consulting services to the Company in connection with the further development of its energy assets and the Company agreed to pay PWI approximately $935,000 in the aggregate consideration during the 18 month term of the consulting agreement. For the year ending December 31, 2007, the Company expensed $162,916 in connection with the agreement.

17.	SUBSEQUENT EVENTS

On March 18, 2008, the Company and Longfellow Energy LLP (“Longfellow”) entered into a Subscription Agreement pursuant to which Longfellow loaned the Company $1,000,000 pursuant to a certain convertible promissory note of the same date. The note bears interest at a rate of 5% per annum and it matures in 90 days and is also convertible at the option of Longfellow into shares of common stock at a conversion rate of $0.365 per share.

18.  SUPPLEMENTAL INFORMATION ON OIL AND GAS RESERVES (UNAUDITED)

The following information is being provided as supplemental information in accordance with the provisions of SFAS No. 69, “Disclosures about Oil and Gas Producing Activities.”

Costs Incurred in Oil and Natural Gas Acquisition, Exploration and Development Activities

Year Ended
December 31,
2007
Costs incurred during the year:
Property acquisition costs	$-
Unproved	32,365,120
Proved	-
Exploration	2,041,252
Development	-
$34,406,372

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

December 31,
2007
Capitalized costs	$38,411,372
Accumulated depletion	2,692,427
Net capitalized costs	$35,718,945

Results of Operations from Oil and Natural Gas Producing Activities

Year Ended
December 31,
2007
Operating Revenues:
Oil	$4,195,108
Natural Gas	2,517,383
6,712,491
Less:
Oil and natural gas operating costs	6,711,055
Severance and ad valorem taxes	749,983
Depletion	2,692,427
10,153,465
Results of operations from oil and
natural gas producing activities	$(3,440,974)

Estimated Quantities of Proved Reserves

The following table of net proved oil and natural gas reserves of the oil and gas properties located entirely within the United States of America as of December 31, 2007, and the changes therein during the year then ended are based on evaluations prepared by the Company’s engineers and third-party reservoir engineers for the oil and gas properties currently producing.

Estimated quantities of proved domestic oil and gas reserves and changes is quantities of proved developed and underdeveloped reserves in thousands of barrels (“MBbls”) and million cubic feet (“MMcf”) for the year ended December 31, 2007 were as follows:

	Oil	Natural Gas
	(MBbls)	(MMcf)
Proved reserves:

January 1, 2007	-	-
Production	(112)	(204)
Extensions, discoveries and acquisitions	889	1,526
Revisions of previous estimates	-	-

December 31, 2007	777	1,322

	Oil	Natural Gas
	(MBbls)	(MMcf)
Proved developed reserves:

December 31, 2007	224	1,022

Standardized Measure of Discounted Future Net Cash Flows

The information that follows has been developed pursuant to SFAS No. 69, “Disclosures about Oil and Gas Producing Activities” (“SFAS 69”) and utilizes reserve and production data reviewed by the Company’s independent petroleum consultants. Reserve estimates are inherently imprecise and estimates of new discoveries are less precise than those of producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available.

The estimated discounted future net cash flows from estimated proved reserves are based on prices and costs as of the date of the estimate unless such prices or costs are contractually determined at such date. Actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs. Future income tax expense has been reduced for the effect of available net operating loss carryforwards.

The following table sets forth the components of the standardized measure of discounted future net cash flows for the year ended December 31, 2007:

December 31,
2007
(In thousands)
Future cash inflows	$129,739
Future production and development costs	(82,698)
Future net cash flows - 10% annual discount for
estimated timing of cash flows	(14,494)
Standardized measure of discounted future net
cash flows	$32,547

The average expected realized price for natural gas in the above computation was $7.37 at December 31, 2007. The average expected realized price for crude oil in the above computation was $97.05 at December 31, 2007. No consideration has been given to the Company’s hedged position.

The following are the principal sources of change in the standardized measure of discounted future net cash flows for the year ended December 31, 2007:

December 31,
2007
(In thousands)
Beginning of year	$-
Net change in sales and transfer prices and in production
(lifting) costs related to the future production	-
Net change due to revisions in quantity estimates	-
Changes in estimated future development costs	-
Accretion of discount	-
Changes in production rate and other	-
Net change due to extensions, discoveries and acquisitions	38,983
Net change due to purchases and sales of minerals in
place	-
Sales and transfers of oil and gas produced during the
period, net of production costs	(6,436)
Previously estimated development costs incurred during
the period	-

End of year	$32,547

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness in internal control over financial reporting is defined by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

We identified no material weakness relating to internal controls over financial reporting.

Changes in internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors are elected each year at the Company’s Annual Meeting of Stockholders and, once elected, serve until their successors are elected and qualified. The following lists the directors, executive officers and significant employees of the Company as of March 15, 2008:

Name	Age	Position	Director Since

Mark S. Western	45	President Chief Executive Officer Chairman of the Board (Director)	2005

Francis G. Clear	53	Chief Operating Officer Director	2005

Gerald Goodman	59	Chief Financial Officer Treasurer Director	2005

Richard Creitzman	36	Director	2005

Donna Parsons	40	President—Canadian Operations	n/a

Michael Vosbein	61	Executive Vice President Director	2007

Mark S. Western .    Mr. Western has been Chief Executive Officer, a director and Chairman of the Board of the Company since May 31, 2005. He was also President of the Company from May 31, 2005 until June 20, 2005, and from August 17, 2005 until the present. Prior to the Acquisition Agreement with Pexcon, Inc., Mr. Western was the President and Chief Executive Officer of Tekoil-FL since its incorporation in 2004. From August 1984 until he formed Tekoil-FL in 2004, Mr. Western worked as an engineer in oil and gas exploration, initially for Exploration & Production Services in the United Kingdom and Holland, and as a consultant to the industry through his consulting company, Completion and Production Services, Ltd. He later pursued an alternative path in the energy sector, becoming president of Artistic Lighting Systems, a Las Vegas based LED lighting firm, in 1997. In February 1998, Mr. Western formed UNERGI, Inc., an LED lighting company, which he merged in August 1999 with New Millennium Media International. Mr. Western was born and educated in England and graduated with a Mechanical & Production Engineering HNC from Norwich University.

Francis G. Clear .   Mr. Clear has been the Chief Operating Officer and a director of the Company since June 20, 2005 and served as President of the Company from June 20, 2005 until August 17, 2005. In 1984, following 14 years in commercial banking, corporate finance and international banking, Mr. Clear co-founded Oemtek, a personal computer manufacturing/assembly plant. The business was sold in 1990. He has since been involved as a consultant in several start-up companies in diverse industries, ranging from golf products, gearing technologies and internet technologies. Mr. Clear has experience in dealing with the World Bank, the Corporate Council of Africa, the U.S. Agency for International Development and rapid prototyping technologies with the University of Central Florida. He has associations with contacts in several oil producing countries in Africa.

Gerald Goodman .  Mr. Goodman has been the Treasurer, the Chief Financial Officer and a director of the Company since June 20, 2005. He is also the chairman of the Company’s audit committee. Mr. Goodman has been a partner in the Certified Public Accounting firm of Wiener, Goodman & Company, P.C., since 1984. Mr. Goodman has extensive experience in public accounting, providing audit, tax and management advisory services to clients, and he is the partner-in-charge of his firm’s SEC Practice Section. Mr. Goodman received a Bachelor of Science degree in accounting from The Pennsylvania State University in 1970, and he is a member of the American Institute of Certified Public Accountants.

Richard Creitzman .  Mr. Creitzman has been a director of the Company since July 13, 2005. Mr. Creitzman has spent the past 12 years working in Russia and other parts of the former Soviet Union for trading companies and banks in various trade and commodity finance positions in both the metal and the oil and gas industries. From 2001 until 2004, Mr. Creitzman served as Head of Corporate Finance of the Russian oil company, Sibneft. In addition, from July 2003 until August 2004, Mr. Creitzman served as a director of Chelsea Limited in London, as well as a director of Chelsea Limited-owned Chelsea Football Club. Mr. Creitzman was born in England and graduated from Surrey University in 1993 with Bachelor of Science degrees in Business and Geography, in the fields of Economics, Law, Accounting and Statistics.

Michael Vosbein . Mr. Vosbein has been Executive Vice President of the Company since June 1, 2007 and was appointed as Director of the Company on December 12, 2007. Mr. Vosbein is a highly experienced geophysicist/geoscientist of 36 years, who has multi-tasked in performing both technical and managerial roles in numerous countries across the world. He has a Bachelor of Science degree in Geophysics/Geology from Louisiana State University and has completed graduate studies in geology at the University of Missouri. Mr. Vosbein co-founded Aran Energy Corporation, for which he also served as director from 1989 until 1993. Aran Energy Corporation was a producing operator in the Gulf of Mexico and Gulf Coast, where Mr. Vosbein was instrumental in successfully completing a horizontal drilling program offshore, which consisted of five wells in unconsolidated sediment, and also implemented an exclusive 3D seismic program to enhance the producing properties. In 1996, Mr. Vosbein joined Halliburton Company in their Integrated Solutions group and had various duties in Jakarta and Kuala Lumpur, and in 1997 he managed Halliburton’s technical assessment and development of three fields in South Sumatra. In 2001, Mr. Vosbein moved to Halliburton’s Houston, Texas office and evaluated projects in Indonesia, Egypt, Algeria, Venezuela, Argentina, South Texas and the Louisiana Gulf Coast. In 2002, Mr. Vosbein was a geophysicist consultant and principle officer of Magnet Consulting, for which he worked four years on projects in the USA, UAE, Newfoundland, Columbia, Trinidad and Algeria. Prior to joining the Company, Mr. Vosbein worked for Gaffney-Cline & Associates as a geophysicist, where he evaluated projects in Alaska, offshore Brazil, Columbia, Peru and deepwater Gulf of Mexico.

Donna Parsons .  Ms. Parsons was promoted to President of Canadian Operations on December 12, 2007. Ms. Parsons has served as Vice President of Corporate Relations since June 1, 2006, and she serves as a Director of the Company’s wholly-owned subsidiary, Tekoil Rig and Development Corporation, a Newfoundland corporation. She also serves as a member of the certifying board with the Association of Engineering Technicians and Technologists of Newfoundland and Labrador. Ms. Parsons was born and educated in the Province of Newfoundland and Labrador, and brings a wealth of government related oil & gas experience to the Company. She initially began her career within the Newfoundland government as a Petroleum Engineering Technologist for the Department of Natural Resources in 1998, and more recently as an Industrial Development Officer in their Industrial Benefits Division through May 31, 2006. Both roles involved extensive public relations activities relating to the petroleum industry within the Province. As a result, Ms. Parsons has developed numerous key relationships with strong political and commercial ties in the oil & gas sector.

There are no family relationships among the directors and executive officers. Further, to the knowledge of management, no director, executive officer, promoter or control person has been involved in any legal proceedings during the past five years that are material to an evaluation of the ability or integrity of such director, person nominated to become a director, executive officer, promoter or control person of the Company. None of the individuals listed above as a director or executive officer has had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of such bankruptcy, if any, or within two years prior to that time. No director, executive officer, promoter or control person of the Company was or has been convicted in a criminal proceeding or is subject to a pending criminal proceeding or subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining borrowing, or otherwise limiting his or her involvement in any type of business, securities or banking activities. No director, executive officer, promoter or control person has been found by a court of competent jurisdiction in a civil action to have violated federal or state securities or commodities laws.

Directors are elected each year at the Company’s Annual Meeting of Stockholders and, once elected, serve until their successors are elected and qualified. Mr. Creitzman is the Company’s only independent director. Gerald Goodman is the sole member of the Company’s Audit Committee. The Company’s Board of Directors has determined that Mr. Goodman is an audit committee financial expert. Mr. Goodman is not “independent.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended December 31, 2007, the following reporting persons failed to timely file reports required by Section 16(a) of the Exchange Act. Francis G. Clear, Richard Creitzman and Gerald Goodman each filed a Form 4 reporting transactions that occurred on August 15, 2007, which reports were filed late on August 22, 2007. Mark S. Western filed a Form 4 reporting transactions that occurred on July 31, July 31, August 15, August 16 and August 23, 2007, which report was filed late on August 27, 2007. Mr. Western also timely filed a Form 5 on February 14, 2008, reporting transactions that occurred on November 20, November 20, December 5, December 14 and December 14, 2007, which should have been reported previously on Form 4 reports. Michael Vosbein filed a Form 5 late on February 19, 2008, reporting his holdings and his status as a director, which should have been reported on a Form 3 within 10 days after December 10, 2007.

Item 10. Executive Compensation

On August 15, 2007, the Board of Directors of the Company adopted the “Tekoil & Gas Corporation Omnibus Equity Plan.” The Plan’s purpose is (i) to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company’s continued progress and thereby motivate, retain and encourage such personnel to act in the shareholders’ interest and share in the Company’s success; and (ii) to assist the Company in the recruitment of new employees, directors, contractors and consultants. The maximum aggregate number of shares of the Company’s Common Stock, which may be subject to or delivered under Awards granted under the Plan is 10,000,000 shares.

The Plan is administered by an Administrator , which may be the Company’s Board of Directors, a committee of directors appointed by the Board of Directors, or delegates designated in accordance with the Plan. The Administrator may grant Cash Awards, Stock Awards, Options (Incentive or Nonqualified Stock Options), Stock Appreciation Rights or Other Stock-Based Awards (all of the foregoing as defined in the Plan), in accordance with the terms of the Plan, to “Members” of the Plan. A Member is an Employee, Director of the Company or any Affiliate who is not a regular, active employee of the Company or Affiliate, and any person hired by the Company or an Affiliate as an independent contractor, leased employee, consultant, or other person who is designated by the Administrator, the Company or an Affiliate at the time of hire or thereafter as eligible to participate in or receive benefits under the Plan. An “Affiliate” is any Subsidiary or other entity that is directly or indirectly controlled by the Company or any entity in which the Company has a significant ownership interest as determined by the Administrator.

The Plan became effective upon its adoption by the Board. However, the shareholders of the Company must approve the Plan by August 14, 2008. If the Plan is not approved by the shareholders of the Company by such date, any Award under the Plan shall become null and void. The Plan shall continue in effect for a term of ten (10) years from the date on which the Plan is adopted by the Board or the date on which the Plan is approved by the shareholders of the Company, whichever is earlier, unless terminated earlier under Section 17 of the Plan. The Company intends to submit the Plan for approval by the shareholders at its next annual meeting.

A copy of the Plan is attached as Exhibit 10.52 to the Company’s Report on Form 8-K dated August 15, 2007, and is incorporated herein by this reference.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary($)	Bonus($)	Stock Awards ($)		Option Award (s) ($)		Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mark S. Western, CEO (principal executive officer)	2007 2006 2005	275,000 240,000 111,127	0 0	0 1,000,000	(1)	1,280,000	(6)				1,555,000 240,000 11,111,127

Gerald Goodman, CFO	2007 2006 2005	170,000 54,000 0	0	338,250 400,000	(3) (4) (2)	960,000	(6)				1,130,000 392,250 400,000

Francis G. Clear, COO	2007 2006 2005	190,000 120,000 64,250	0	0 300,000	(5)	960,000	(6)				1,150,000 120,000 364,250

(1)
As of December 31, 2005, Mr. Western had received restricted stock awards totaling 5,000,000 shares of Common Stock, valued at $1,000,000 as of October 21, 2005, the date of grant (1,000,000 of such shares are for service as a director). Such valuation is also reflected in the “Stock Based Compensation” section of Note 1 to the Company’s 2006 consolidated financial statements. The shares are subject to the Company’s right to repurchase them under certain circumstances, and the number of such shares to which the Company’s repurchase right applies is reduced by 1/36 th for each full month of service as an employee or a director, as the case may be. The Company does not intend to pay dividends on these shares, nor on any shares of its Common Stock.

(2)
As of December 31, 2005, Mr. Goodman had received restricted stock awards totaling 2,000,000 shares of Common Stock, valued at $400,000 as of October 21, 2005, the date of grant (1,000,000 of such shares are for service as a director). Such valuation is also reflected in the “Stock Based Compensation” section of Note 1 to the Company’s 2006 consolidated financial statements. The shares are subject to the Company’s right to repurchase them under certain circumstances, and the number of such shares to which the Company’s repurchase right applies is reduced by 1/36 th for each full month of service as an   employee or a director, as the case may be. The Company does not intend to pay dividends on these shares, nor on any shares of its Common Stock.

(3)
On November 8, 2006, the Company issued 1,000,000 shares of Common Stock, valued at $330,000, to Gerald Goodman, the Company’s Chief Financial Officer, in exchange for Mr. Goodman’s personal guarantee of the following obligations of the Company: (i) credit card debts of the Company and/or its subsidiaries and related entities in the amount of Fifty Thousand Dollars ($50,000), (ii) a mortgage and promissory note related to property owned by the Company and/or its subsidiaries and related entities in Newfoundland, Canada, in the amount of Two Hundred Sixty-Four Thousand Dollars ($264,000), and (iii) a credit line of the Company and its subsidiaries and related entities in the amount of Fifty Thousand Dollars ($50,000).

(4)
On December 15, 2005, the Company issued an unsecured promissory note, bearing interest at the rate of prime plus one percent (1%) per annum (8.25% at December 31, 2005) to Wiener Goodman & Company, PC Profit Sharing Plan FBO Gerald Goodman in the principal amount of $50,000, with principal and interest due at maturity on June 15, 2006. As further consideration for the loan and pursuant to the terms of the promissory note, the Company issued 25,000 shares of Common Stock, valued at $8,250, to Mr. Goodman on November 8, 2006. The maturity date was subsequently extended until June 30, 2008.

(5)
As of December 31, 2005, Mr. Clear had received restricted stock awards totaling 1,500,000 shares of Common Stock, valued at $300,000 as of October 21, 2005, the date of grant (1,000,000 of such shares are for service as a director). Such valuation is also reflected in the “Stock Based Compensation” section of Note 1 to the Company’s 2006 consolidated financial statements. The shares are subject to the Company’s right to repurchase them under certain circumstances, and the number of such shares to which the Company’s repurchase right applies is reduced by 1/36 th for each full month of service as an employee or a director, as the case may be. The Company does not intend to pay dividends on these shares, nor on any shares of its Common Stock.

(6)
On August 15, 2007, the Board of Directors granted non-qualified stock options to Mark Western (2,000,000 options valued at $1,280,000), Frank Clear (1,500,000 options valued at $960,000) and Gerald Goodman (1,500,000 options valued at $960,000).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark Western	2,000,000			$1.00	8/2012

Richard Creitzman	2,000,000			$1.00	8/2012

Francis Clear	1,500,000			$1.00	8/2012

Gerald Goodman	1,500,000			$1.00	8/2012

Director Compensation

The Company’s directors received no compensation for their service in the year ended December 31, 2007, except as previously described in the “Summary Compensation Table.”

Employment Contracts

The Company has entered into a three-year employment agreement with Mark S. Western, its Chief Executive Officer, which commenced as of October 21, 2005, as amended. The agreement provides for base salary at a monthly rate of $25,000, bonuses at the discretion of the Board of Directors, reasonable and customary reimbursement of business expenses and vacation as set by the Board of Directors. The Company has also entered into a three-year director service agreement with Mr. Western, dated as of October 21, 2005. Mr. Western was granted 4,000,000 shares of Common Stock pursuant to the employment agreement and 1,000,000 shares of Common Stock pursuant to the director service agreement. The Company maintains, and is the beneficiary of, a key person life insurance policy on Mr. Western in the amount of $2 million.

The Company has entered into a three-year employment agreement with Gerald Goodman, its Chief Financial Officer, which commenced as of October 21, 2005, as amended. The agreement provides for base salary at a monthly rate of $20,000, bonuses at the discretion of the Board of Directors, reasonable and customary reimbursement of business expenses and vacation as set by the Board of Directors. The Company has also entered into a three-year director service agreement with Mr. Goodman, dated as of October 21, 2005. Mr. Goodman was granted 1,000,000 shares of Common Stock pursuant to the employment agreement and 1,000,000 shares of Common Stock pursuant to the director service agreement.

The Company has entered into a three-year employment agreement with Francis G. Clear, its Chief Operating Officer, which commenced as of October 21, 2005, as amended. The agreement provides for base salary at a monthly rate of $20,000, bonuses at the discretion of the Board of Directors, reasonable and customary reimbursement of business expenses and vacation as set by the Board of Directors. The Company has also entered into a three-year director service agreement with Mr. Clear, dated as of October 21, 2005. Mr. Clear was granted 500,000 shares of Common Stock pursuant to the employment agreement and 1,000,000 shares of Common Stock pursuant to the director service agreement.

The Company has entered into a three-year Director Service Agreement with Richard Creitzman, dated as of October 21, 2005 pursuant to which Mr. Creitzman was granted 1,000,000 shares of Common Stock.

The Company has entered into a three-year employment agreement with Michael Vosbein, effective as of May 1, 2007. The agreement provides for base salary at an annual rate of $180,000, bonuses at the discretion of the Board of Directors, reasonable and customary reimbursement of business expenses and vacation as set by the Board of Directors. Mr. Vosbein was granted 250,000 shares of Common Stock pursuant to the employment agreement.

Shares of Common Stock granted pursuant to the employment and director service agreements discussed above are subject to the Company’s right to repurchase them at a price of $0.01 per share if the recipient resigns as employee without “good reason” (as defined in the employment agreement) or if he is terminated, as an employee or as a director, for “cause” (as defined in both of the agreements). The number of such shares to which the Company’s repurchase right applies is reduced by 1/36 th for each full month of service as an employee or a director, as the case may be.

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

Title of Class	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership (1)	Percent of Class
Common Stock, $0.000001 par value	Mark S. Western 5209 Patricia Drive Orlando, FL 32819	10,310,571 (2) (3)	18.02% of Common Stock

Common Stock, $0.000001 par value	Francis G. Clear 5036 Dr. Phillips Blvd.,#292 Orlando, FL 32819	3,584,470 (4)	6.32% of Common Stock

Common Stock, $0.000001 par value	Gerald Goodman 7 Briarwood Road Rumson, NJ 07760	4,643,170 (4)	8.19% of Common Stock

Common Stock, $0.000001 par value	Richard Creitzman Flat 7, 22 Elm Park Gardens London SW10 9NY United Kingdom	3,000,000 (5)	5.24% of Common Stock

Common Stock, $0.000001 par value	RAB Special Situations (Master) Fund Limited c/o RAB Capital Plc 1 Adam Street London WC2N 6LE United Kingdom	7,142,858 (6)	12.15% of Common Stock

Common Stock, $0.000001 par value	Rich Holdings LLC 9801 Westheimer Suite 1070 Houston, TX 77042	4,000,000 (7)	7.24% Common Stock

Common Stock, $0.000001 par value	John W. Barton 9801 Westheimer Suite 1070 Houston, TX 77042	4,000,000 (7)	7.24% Common Stock

(1)
Unless otherwise indicated, each person has sole voting power and sole investment power with respect to all Common Stock set forth opposite such person’s name, subject to applicable community property and similar laws.

(2)	Includes 2,000,000 shares issuable upon the exercise of Common Stock options granted to Mr. Western.

(3)	Includes 2,347,369 shares recently issued to Mr. Western in connection with the conversion of a portion of his loan balance due from the Company as described under “ Business—Recent Developments .”

(4)	Includes 1,500,000 shares issuable upon the exercise of Common Stock options granted to Messrs. Clear and Goodman.

(5)	Includes 2,000,000 shares issuable upon the exercise of Common Stock options granted to Mr. Creitzman.

(6)
Includes 3,571,429 shares of Common Stock and 3,571,429 shares of Common Stock issuable pursuant to a Warrant issued to RAB Special Situations (Master) Fund Limited as described under “ Business—Recent Developments .” The Warrant is subject to a limitation on exercise restricting RAB’s beneficial ownership to 9.99% of the Company’s issued and outstanding Common Stock, which restriction may be waived with 61 days notice.

(7)	Represents shares issued to purchase the Galveston Bay properties as described under “ Business—Galveston Bay Developments .”

The following table includes beneficial ownership information for all current executive officers and directors, and all who served as directors or executive officers in the fiscal year ended December 31, 2007.

Title of Class	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership (1)	Percent of Class
Common Stock, $0.000001 par value	Mark S. Western 5209 Patricia Drive Orlando, FL 32819	10,310,571 (2) (3)	18.02% of Common Stock

Common Stock, $0.000001 par value	Francis G. Clear 5036 Dr. Phillips Blvd.,#292 Orlando, FL 32819	3,584,470 (4)	6.32% of Common Stock

Common Stock, $0.000001 par value	Gerald Goodman 7 Briarwood Road Rumson, NJ 07760	4,643,170 (4)	8.19% of Common Stock

Common Stock, $0.000001 par value	Richard Creitzman Flat 7, 22 Elm Park Gardens London SW10 9NY United Kingdom	3,000,000 (5)	5.24% of Common Stock

Common Stock, $0.000001 par value	Michael Vosbein 2715 Tannehill Drive Houston, TX 77008	83,000	0.15% of Common Stock

Common Stock, $0.000001 par value	Donna Parsons 25 Mountbatten Drive St. John’s, NL A1A 3Y1 Canada	210,000	0.38% of Common Stock

Common Stock, $0.000001 par value	All Directors and Executive Officers as a Group	21,831,211	35.08% of Common Stock

(1)
Unless otherwise indicated, each person has sole voting power and sole investment power with respect to all Common Stock set forth opposite such person’s name, subject to applicable community property and similar laws.

(2)	Includes 2,000,000 shares issuable upon the exercise of Common Stock options granted to Mr. Western, as further described below.

(3)	Includes 2,347,369 shares recently issued to Mr. Western in connection with the conversion of a portion of his loan balance due from the Company as described under “ Business—Recent Developments .”

(4)	Includes 1,500,000 shares issuable upon the exercise of Common Stock options granted to Messrs. Clear and Goodman, as further described below.

(5)	Includes 2,000,000 shares issuable upon the exercise of Common Stock options granted to Mr. Creitzman, as further described below.

On August 15, 2007, the Board of Directors of the Company, acting as the Administrator, granted Nonqualified Stock Options (defined in the Tekoil & Gas Corporation Omnibus Equity Plan) for the purchase of an aggregate of 7,000,000 shares of Common Stock to certain officers and directors of the Company. Such options provide to each optionee the right to purchase a specified number of shares of Common Stock for the exercise price of $1.00 per share, which the Board of Directors determined to be equal to or greater than the Fair Market Value (defined in the Plan) of the Common Stock on the grant date. Each optionee’s option vested immediately and is immediately exercisable, and each option and will expire on August 14, 2012. Each optionee is a party to a Stock Option Agreement between such optionee and the Company, which sets forth the terms of the Nonqualified Stock Option granted to such optionee and incorporates by reference the terms of the Plan (which prevail over the terms of the Stock Option Agreement in the case of a conflict). The grant of each option was approved unanimously by the Board of Directors, exempting such grants under Rule 16b-3, promulgated under the Securities Exchange Act of 1934.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Through February 8, 2008, Mark S. Western, the president and chief executive officer of the Company, has loaned an aggregate of $977,000.00 to the Company. The loans bear no interest and are repayable upon demand. The purpose of the loans is to provide the Company additional working capital. The funds that Mr. Western used to make the loans to the Company were obtained through the sale of shares of the Company’s Common Stock owned by him to a limited number of acquaintances and other shareholders of the Company, and such sales did not occur in market transactions. These sales by Mr. Western of his shares of Common Stock were privately negotiated and privately sold. On December 14, 2007, with approval of the Board of Directors of the Company, $645,000 of such loans was converted to restricted Common Stock at a price per share equal to the price at which Mr. Western sold the original shares, $165,000 was repaid and $167,000 of such indebtedness remained outstanding.

Through March 15, 2008, Gerald Goodman, the chief financial officer of the Company, had loaned additional aggregate of $134,000 to the Company. The loans bear no interest and are repayable upon demand. The purpose of the loans is to provide the Company additional working capital.

Through January 31, 2008, Gerald Goodman, the chief financial officer of the Company, loaned an aggregate of $90,000 to the Company. The loan bears no interest and is repayable upon demand. The purpose of the loan is to provide the Company additional working capital. The funds that Mr. Goodman used to make the loan to the Company was obtained through the sale of shares of the Company’s Common Stock owned by him to an independent third party, and such sale did not occur in market transactions. This sale by Mr. Goodman of his shares of Common Stock were privately negotiated and privately sold. On January 16, 2008, with approval of the Board of Directors of the Company, $90,000, the total amount of such loan, was converted to restricted Common Stock at a price per share equal to the price at which Mr. Goodman sold the original shares.

On November 8, 2006, the Company issued 1,000,000 shares of Common Stock to Gerald Goodman, the Company’s Chief Financial Officer, in exchange for Mr. Goodman’s personal guarantee of the following obligations of the Company: (i) credit card debts of the Company and/or its subsidiaries and related entities in the amount of Fifty Thousand Dollars ($50,000), (ii) a mortgage and promissory note related to property owned by the Company and/or its subsidiaries and related entities in Newfoundland, Canada, in the amount of Two Hundred Sixty-Four Thousand Dollars ($264,000), and (iii) a credit line of the Company and its subsidiaries and related entities in the amount of Fifty Thousand Dollars ($50,000).

On May 1, 2006, the Company entered into a Stock Issuance Agreement with Donna Parsons, an employee of the Company’s wholly-owned Canadian subsidiary. Pursuant to that Stock Issuance Agreement, the Company issued to Ms. Parsons 250,000 unregistered shares of Common Stock as an incentive to her in the performance of her duties to the subsidiary company.

On December 15, 2005, the Company issued an unsecured promissory note, bearing interest at the rate of prime plus one percent (1%) per annum (8.25% at December 31, 2005) to Wiener Goodman & Company, PC Profit Sharing Plan FBO Gerald Goodman in the principal amount of $50,000, with principal and interest due at maturity on June 15, 2006. As further consideration for the loan and pursuant to the terms of the promissory note, the Company issued 25,000 shares of Common Stock to Mr. Goodman on November 8, 2006. The maturity date was subsequently extended until June 30, 2008.

On October 21, 2005, the Company issued 9,650,000 shares of Common Stock to certain of its officers and directors for services provided, and it recorded compensation expense in the amount of $1,930,000 in connection with the issuance of these shares. Such shares of Common Stock are subject to the Company’s right to repurchase them at a price of $0.01 per share if the recipient resigns as employee without “good reason” (as defined in the relevant employment agreement) or if he is terminated, as an employee or as a director, for “cause” (as defined in both of the agreements). The number of such shares to which the Company’s repurchase right applies is reduced by 1/36 th for each full month of service as an employee or a director, as the case may be.

On November 29, 2004, prior to the Acquisition Agreement, Tekoil-FL granted 5,100,000 shares of its common stock to its promoters and founders for their services in connection with the formation of that company. Such shares were exchanged for shares of our Common Stock in connection with the Acquisition Agreement as of June 27, 2005. Following are the names of the promoters or founders and the number of shares of Common Stock resulting from the November 29, 2004 share issuance and the June 27, 2005 share exchange (taking into account the 100:1 reverse stock split):

Name	Number of Shares

Francis G. Clear	584,470 shares
Gerald Goodman	118,170 shares
Mark S. Western	5,294,404 shares
TOTAL	5,997,044 shares

Director Independence

Richard Creitzman is Company’s only “independent” director, using the definition of “independence” set forth in the NASDAQ Marketplace Rules, which are not currently applicable to the Company. Francis G. Clear, Gerald Goodman and Mark S. Western are not “independent,” as defined in the NASDAQ Marketplace Rules.

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

10.65	-
Purchase Agreement, dated December 10, 2007, between the Company and RAB Special Situations (Master) Fund Limited.   (filed as Exhibit 10.65 to the Company’s Form 8-K dated December 13, 2007, and filed with the SEC on December 14, 2007) *

10.66	-
Warrant to Purchase Common Stock of the Company issued to RAB Special Situations (Master) Fund Limited by the Company on December 10, 2007.   (filed as Exhibit 10.66 to the Company’s Form 8-K dated December 13, 2007, and filed with the SEC on December 14, 2007) *

10.67	-
Registration Rights Agreement, dated as of December 10, 2007, by and between the Company and RAB Special Situations (Master) Fund Limited.   (filed as Exhibit 10.67 to the Company’s Form 8-K dated December 13, 2007, and filed with the SEC on December 14, 2007) *

10.68	-
Employment Agreement, dated effective May 1, 2007, between the Company and Michael Vosbein.  (filed as Exhibit 10.68 to the Company’s Form 8-K dated December 13, 2007, and filed with the SEC on December 14, 2007) *

10.69	-
Amendment No. 1 to Warrant to Purchase Common Stock of the Company issued to RAB Special Situations (Master) Fund Limited, dated January 23, 2008. (filed as Exhibit 10.69 to the Company’s Amendment No. 1 to Form SB-2, filed with the SEC on February 11, 2008, File No. 333-148560)

10.70	-
Amendment No. 4 and Waiver, dated as of January 18, 2007, by and among Tekoil and Gas Gulf Coast, LLC, the Company, the Lenders, J. Aron & Company, as Lead Arranger and as Syndication Agent, and J. Aron & Company, as Administrative Agent for the Lenders and as counterparty under the ISDA Master Agreement dated as of May 11, 2007. (filed as Exhibit 10.70 to the Company’s Form 8-K dated January 18, 2008, and filed with the SEC on January 25, 2008) *

10.71	-
Reaffirmation of Guaranty, dated January 18, 2008, by Mark S. Western in favor of J. Aron & Company, as Administrative Agent. (filed as Exhibit 10.71 to the Company’s Form 8-K dated January 18, 2008, and filed with the SEC on January 25, 2008) *

10.72	-
Subscription Agreement, dated March 18, 2008, between the Company and Longfellow Energy LP. (filed as Exhibit 10.72 to the Company’s Form 8-K dated March 18, 2008, and filed with the SEC on March 24, 2008) *

10.73	-
Convertible Promissory Note of the Company, issued to Longfellow Energy LP by the Company on March 8, 2008. (filed as Exhibit 10.72 to the Company’s Form 8-K dated March 18, 2008, and filed with the SEC on March 24, 2008) *

10.74		Accounting Assistance Engagement Letter, dated February 4, 2008, between the Company and Corporate Accounting Group. (filed herewith)

10.75		Master Service Agreement, dated February 4, 2008, between the Company and Corporate Accounting Group, a Division of Temporary Professionals, Inc. (filed herewith)

10.76		Engagement Letter Agreement, dated February 15, 2008, between the Company and Nomad Energy, Inc. (filed herewith)

10.77
Lender Party Notice Letter, dated March 31, 2008, from J. Aron & Company as Administrative Agent for the Lenders concerning certain matters related to the Credit and Guaranty Agreement, dated as of May 11, 2007. (filed herewith)

11	-	Statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this report on Form 10-KSB.

21	-	Subsidiaries of the Small Business Issuer (filed as Exhibit 21 to the Company's Amendment No. 3 to Form SB-2, filed with the SEC on December 21, 2007, File No. 333-144881)

31.1	-	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	-	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	-	Certifications of Chief Executive Officer pursuant to Section 1350 (furnished herewith)

32.2	-	Certifications of Chief Executive Officer pursuant to Section 1350 (furnished herewith)

*	Incorporated herein by reference. SEC File No. 0-52100

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

Audit Fees. Audit Fees expected to be billed to us by Madsen & Associates, CPA’s Inc. for the audit of financial statements included in our Annual Reports on Form 10-KSB, and reviews of the financial statements included in our Quarterly Reports on Form 10-QSB, for the years ended December 31, 2007 and 2006 are approximately $38,055 and $7,000, respectively.

Audit Related Fees. We have been billed $-0- and $-0- by Madsen & Associates, CPA’s Inc. for the fiscal years ended December 31, 2007 and 2006, respectively, for the assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption “Audit Fees” above.

Tax Fees. We have been billed an aggregate of $-0- and $-0- by Madsen & Associates, CPA’s Inc. for the fiscal years ended December 31, 2007 and 2006, respectively, for tax services.

All Other Fees. We have been billed an aggregate of $-0- and $-0- by Madsen & Associates, CPA’s Inc. for the fiscal years ended December 31, 2007 and 2006, respectively, for permitted non-audit services.

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

The Audit Committee approved 100% of the services to be rendered by Madsen & Associates, CPA’s Inc. for the audit of financial statements included in our Annual Reports on Form 10-KSB and reviews of the financial statements included in our Quarterly Reports on Form 10-QSB, for the years ended December 31, 2007 and 2006.

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

Date: April 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

President
By:	/s/ Mark S. Western	Chief Executive Officer	April 15, 2008
	Mark S. Western	Chairman of the Board

Vice President
By:	/s/ Francis G. Clear	Chief Operating Officer	April 15, 2008
	Francis G. Clear	Director

Treasurer
By:	/s/ Gerald Goodman	Chief Financial Officer	April 15, 2008
	Gerald Goodman	Director

By:	/s/ Richard Creitzman	Director	April 15, 2008
Richard Creitzman

By:	/s/ Michael Vosbein	Executive Vice President	April 15, 2008
	Michael Vosbein	Director

EXHIBIT INDEX

Exhibit Number		Description

3.1	-	Certificate of Incorporation of the Company and all Amendments thereto (filed as Exhibit 2.1 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

3.2	-	Bylaws of the Company (filed as Exhibit 2.2 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

4.1	-	Article Fourth of the Certificate of Incorporation of the Company, as amended (filed as part of Exhibit 2.1 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

4.2	-	Articles II, III, VIII and XI of the Bylaws of the Company (filed as part of Exhibit 2.2 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

4.3	-	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock (filed as Exhibit 3.3 to the Company’s Form 10-SB, filed with the SEC on July 5, 2006) *

4.4	-
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

10.65	-
Purchase Agreement, dated December 10, 2007, between the Company and RAB Special Situations (Master) Fund Limited.   (filed as Exhibit 10.65 to the Company’s Form 8-K dated December 13, 2007, and filed with the SEC on December 14, 2007) *

10.66	-
Warrant to Purchase Common Stock of the Company issued to RAB Special Situations (Master) Fund Limited by the Company on December 10, 2007.   (filed as Exhibit 10.66 to the Company’s Form 8-K dated December 13, 2007, and filed with the SEC on December 14, 2007) *

10.67	-
Registration Rights Agreement, dated as of December 10, 2007, by and between the Company and RAB Special Situations (Master) Fund Limited.   (filed as Exhibit 10.67 to the Company’s Form 8-K dated December 13, 2007, and filed with the SEC on December 14, 2007) *

10.68	-
Employment Agreement, dated effective May 1, 2007, between the Company and Michael Vosbein.  (filed as Exhibit 10.68 to the Company’s Form 8-K dated December 13, 2007, and filed with the SEC on December 14, 2007) *

10.69	-
Amendment No. 1 to Warrant to Purchase Common Stock of the Company issued to RAB Special Situations (Master) Fund Limited, dated January 23, 2008. (filed as Exhibit 10.69 to the Company’s Amendment No. 1 to Form SB-2, filed with the SEC on February 11, 2008, File No. 333-148560)

10.70	-
Amendment No. 4 and Waiver, dated as of January 18, 2007, by and among Tekoil and Gas Gulf Coast, LLC, the Company, the Lenders, J. Aron & Company, as Lead Arranger and as Syndication Agent, and J. Aron & Company, as Administrative Agent for the Lenders and as counterparty under the ISDA Master Agreement dated as of May 11, 2007. (filed as Exhibit 10.70 to the Company’s Form 8-K dated January 18, 2008, and filed with the SEC on January 25, 2008) *

10.71	-
Reaffirmation of Guaranty, dated January 18, 2008, by Mark S. Western in favor of J. Aron & Company, as Administrative Agent. (filed as Exhibit 10.71 to the Company’s Form 8-K dated January 18, 2008, and filed with the SEC on January 25, 2008) *

10.72	-
Subscription Agreement, dated March 18, 2008, between the Company and Longfellow Energy LP. (filed as Exhibit 10.72 to the Company’s Form 8-K dated March 18, 2008, and filed with the SEC on March 24, 2008) *

10.73	-
Convertible Promissory Note of the Company, issued to Longfellow Energy LP by the Company on March 8, 2008. (filed as Exhibit 10.72 to the Company’s Form 8-K dated March 18, 2008, and filed with the SEC on March 24, 2008) *

10.74		Accounting Assistance Engagement Letter, dated February 4, 2008, between the Company and Corporate Accounting Group. (filed herewith)

10.75		Master Service Agreement, dated February 4, 2008, between the Company and Corporate Accounting Group, a Division of Temporary Professionals, Inc. (filed herewith)

10.76		Engagement Letter Agreement, dated February 15, 2008, between the Company and Nomad Energy, Inc. (filed herewith)

10.77
Lender Party Notice Letter, dated March 31, 2008, from J. Aron & Company as Administrative Agent for the Lenders concerning certain matters related to the Credit and Guaranty Agreement, dated as of May 11, 2007. (filed herewith)

11	-	Statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this report on Form 10-KSB.

21	-	Subsidiaries of the Small Business Issuer (filed as Exhibit 21 to the Company's Amendment No. 3 to Form SB-2, filed with the SEC on December 21, 2007, File No. 333-144881)

31.1	-	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	-	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	-	Certifications of Chief Executive Officer pursuant to Section 1350 (furnished herewith)

32.2	-	Certifications of Chief Executive Officer pursuant to Section 1350 (furnished herewith)

*	Incorporated herein by reference. SEC File No. 0-52100