Form 10-Q
period 2008-03-31
TEKOIL & GAS CORP
filed 2008-05-20
CIK 1368154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from_____________________________________________to________________________________________________________

Commission File Number:	0-52100

TEKOIL & GAS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	34-2035350
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25025 I-45 NORTH, STE 525, THE WOODLANDS, TEXAS	77380
(Address of principal executive offices)	(Zip Code)

(281) 364-6950
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☐
Non-accelerated filer ☐          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At March 31, 2008, there were 55,679,951 shares of Common Stock, $0.000001 par value, outstanding.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
Form 10-Q

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Consolidated Balance Sheets as of March 31, 2008
	(Unaudited) and December 31, 2007	2

	Consolidated Statements of Operations for the three
	months ended March 31, 2008 and 2007 (Unaudited)	3

	Consolidated Statements of Stockholders” Equity for the
	period January 1, 2007 through March 31, 2008
	(Unaudited)	4

	Consolidated Statements of Cash Flows for the three
	months ended March 31, 2008 and 2007 (Unaudited)	5-6

	Notes to Unaudited Consolidated Financial Statements	7 – 28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	28 – 40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	40 – 41

Item 4T.	Controls and Procedures.	41

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	42

Item 3.	Defaults Upon Senior Securities.	44

Item 6.	Exhibits.	45 – 51

	SIGNATURES	52

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007.

The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results for the entire fiscal year or for any other period.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS

	March ,	December 31,
	2008	2007
	(Unaudited)
Current Assets:
Cash	$412,253	$3,070,834
Marketable securities - restricted	5,887,037	6,527,419
Accounts receivable	1,766,291	1,974,277
Inventory	-	25,103
Prepaid expenses	408,263	710,837
Total Current Assets	8,473,844	12,308,470

Property and Equipment - net:
Oil and gas mineral interests, equipment and facilities	54,666,775	54,182,021
(full cost method of accounting)

TOTAL ASSETS	$63,140,619	$66,490,491

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$4,872,883	$4,293,831
Accrued expenses	2,629,915	2,115,826
Royalties payable	811,796	570,230
Notes payable - related parties	421,485	432,000
Current portion of long-term debt	37,169,893	31,533,893
Asset retirement obligation	425,000	343,000
Total Current Liabilities	46,330,972	39,288,780

Long-term Liabilities:
Royalties payable	1,493,871	1,535,865
Long-term debt - less current portion above	985,884	6,357,122
Price risk market activity	4,497,732	2,157,404
Asset retirement obligations	3,584,286	3,662,000
Total Long-term Liabilities	10,561,773	13,712,391

TOTAL LIABILITIES	56,892,745	53,001,171

Minority interest in consolidated subsidiary	3,652,103	5,251,990

Commitments and Contingencies

Stockholders' Equity:

Preferred Stock, $.00000001 par value, authorized
20,000,000 shares
Series A Convertible Preferred Stock, -0- and
2,985,000 shares issued and outstanding at
March 31, 2008 and December 31 2007, respectively	-	-

Common stock,par value $.000001 per share
authorized 200,000,000 shares;
55,679,951 and 53,141,973 shares issued and outstanding at
March 31, 2008 and December 31 2007, respectively	56	53
Additional paid-in capital	34,540,929	33,551,558
Cumulative other comprehensive income	62,496	45,274
Deficit	(31,732,710)	(25,084,555)
	2,870,771	8,512,330
Less cost of common stock in treasury,
500,000 shares	(275,000)	(275,000)

Total Stockholders' Equity	2,595,771	8,237,330

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,140,619	$66,490,491

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended
	March 31,
	2008	2007

Revenues:

Oil sales	$1,604,174	$-
Gas sales	616,195	-
Transportation income	119,974	-

Total revenues	2,340,343	-
Less: Production taxes	142,854	-

Net revenues	2,197,489	-

Cost and expenses:
Leasehold operating expenses
(including workover costs)	2,546,053	-
Selling, general and administrative expenses	1,730,444	423,445
Depreciation, depletion and amortization	528,288	10,821
	4,804,785	434,266

Loss from operations	(2,607,296)	(434,266)

Other income (expense):
Other income (loss)	(527)	-
Interest income	72,742	-
Interest expense	(3,372,631)	(5,227)
Provision for price risk market activity	(2,340,328)	-
	(5,640,744)	(5,227)

Loss before minority interest	(8,248,040)	(439,493)

Minority interest share of (loss) of
consolidated subsidiary	1,599,885	-

Loss before provision for income taxes	(6,648,155)	(439,493)

Provision for income taxes	-	-

Net loss	$(6,648,155)	$(439,493)

Loss per common share - basic and diluted	$(0.12)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	54,613,820	23,053,008

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

		Comprehensive	Common Stock		Series A Preferred Stock		Additional	Treasury Paid in	Other Comprehensive Cumulative
	Total	(Loss)	No of shares	Amount	No of shares	Amount	Capital	Stock	Income (loss)	Deficit

Balance, January 1, 2006	$1,139,321.00		21,624,175	$22	2,985,000	$-	$6,758,637	$-	$(772)	$(5,618,566)

Sale of preferred stock	1,047,000		-	-	1,047,000	-	1,047,000	-		-

Issuance of 9,000,000 shares of stock for acquisition	15,900,000		9,000,000	9	-	-	15,899,991	-

Issuance of 900,000 warrants (valued at $.44 per share)	400,000	-	-	-	-	-	400,000	-

Conversion of preferred stock into common stock	-	-	12,266,000	12	(4,032,000)	-	(12)	-

Sale of common stock	2,745,252		6,218,429	6			2,745,246	-	-

Issuance of 7,000,000 stock options (valued at $0.064 per share)	4,492,500		-	-	-	-	4,492,500	-	-	-

Issuance of common stock for services (valued at $0.40 per share)	677,400		1,686,000	2	-	-	677,398	-	-	-

Issuance of 3,571,429 stock options (valued at $0.25 per share)	885,800	-	-	-	-	-	885,800	-	-	-

Issuance of common stock for debt (valued at $0.25 - $0.38 per share)	645,000	-	2,347,369	2	-	-	644,998	-	-

Acquisition of treasury stock	(275,000)	-	-	-	-	-	-	(275,000)	-	-

Net loss	(19,465,989)	$(19,465,989)	-	-	-	-	-		-	(19,465,989)

Currency translation adjustment - net of taxes	46,046	46,046	-	-	-	-	-		46,046	-
Comprehensive (loss)		$(19,419,943)

Balance, December 31, 2007	8,237,330		53,141,973	53	-	-	33,551,558	(275,000)	45,274	(25,084,555)

Capital contribution	429,702		-	-	-	-	429,702	-		-

Issuance of common stock for services (valued at $0.225 per share)	344,671		1,762,978	3	-	-	344,668	-	-	-

Issuance of 285,714 stock options (valued at $0.28 per share)	75,000	-	-	-	-	-	75,000	-	-	-

Issuance of common stock for debt (valued at $0.144 - $0.333 per share)	140,001	-	775,000	-	-	-	140,001	-	-

Net loss	(6,648,155)	$(6,648,155)	-	-	-	-	-		-	(6,648,155)

Currency translation adjustment - net of taxes	17,222	17,222	-	-	-	-	-		17,222	-
Comprehensive (loss)		$(6,630,933)

Balance, March 31, 2008	$2,595,771		55,679,951	$56	-	$-	$34,540,929	$(275,000)	$62,496	$(31,732,710)

See notes to unaudited consolidated
financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,648,155)	$(439,493)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation, depletion and amortization	528,288	10,821
Non cash fair value of stock for services	344,672	-
Non cash value of stock warrants	75,000	-
Price risk market activity	2,340,328	-
Minority interest loss	(1,599,887)	-
Accretion on long term debt	1,821,000	-
Changes in operating assets
and liabilities:	1,797,628	55,934
Net Cash Used in Operating Activities	(1,341,126)	(372,738)

Cash flows from investing activities:
Purchase of property, plant and
equipment	(16,765)	(3,356)
Payment on acquisition	(985,073)	(432,014)
Proceeds from marketable securities - restricted	713,124	-

Net Cash Flows Used in Investing Activities	(288,714)	(435,370)

Cash flows from financing activities:
Proceeds from capital contribution	429,702	-
Proceeds from borrowings	1,000,000	-
Proceeds from issuance of preferred
stock	-	647,000
Repayment of debt	(2,553,165)	(4,918)
Proceeds from borrowings - related parties	244,997	-
Repayment of debt - related parties	(115,112)	-
Repayment of royalties	(41,994)	-
Net Cash Flows (Used in) Provided by Financing Activities	(1,035,572)	642,082

Effect of exchange rate changes on cash	6,831	2,018

Net (decrease) in cash	(2,658,581)	(164,008)

Cash - beginning of period	3,070,834	294,021

Cash - end of period	$412,253	$130,013

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

	Years Ended
	March 31,
	2008	2007

Supplementary information:
Cash paid during the year for:
Interest	$1,523,951	$4,196
Income taxes	$-	$-

Non-cash financings activities:
Issuance of common stock for services	$344,672	$-
Issuance of common stock for debt	$140,000	$-

Changes in operating assets and liabilities consists of the following:
Decrease in accounts receivable	$207,986	$-
Increase in interest receivable	(72,742)	-
Decrease in inventory	112,116	-
Decrease in prepaid expenses	215,561	(123,532)
Decrease in other assets	-	4,394
Increase in accrued expenses and accounts payable	1,334,707	175,072

	$1,797,628	$55,934

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Tekoil & Gas Corporation (the “Company” or “Tekoil”) was incorporated in Delaware. The Company is focused on the acquisition, stimulation, rehabilitation and asset improvement of small to medium sized manageable oil and gas fields throughout North America.

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

As of May 11, 2007, the Company is no longer considered an exploration stage enterprise, as defined in Financial Accounting Standards Board (“FASB”) Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” The Company commenced operations in Galveston Bay, Texas, and purchased proven reserves of oil and gas.

The consolidated balance sheet as of March 31, 2008, and the consolidated statements of operations, stockholders” equity and cash flows for the period presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders” equity and cash flows for all periods presented have been made. The results for the three months ended March 31, 2008 should not be viewed as indicative of the annual results or the Company’s results for any other period. The information for the consolidated balance sheet as of December 31, 2007 was derived from audited financial statements.

Basis of Presentation

On May 25, 2005, Pexcon, Inc. (“Pexcon”) entered into a share exchange agreement with the shareholders of Tekoil-FL. In connection with the share exchange, Pexcon acquired the assets and assumed the liabilities of Tekoil-FL. For accounting purposes, the share exchange agreement has been treated as a recapitalization of Tekoil-FL (subsidiary) as the acquirer. The financial statements prior to June 27, 2005 are those of Tekoil-FL and reflect the assets and liabilities of Tekoil-FL at historical carrying amounts.

As provided for in the share exchange agreement, the stockholders of Tekoil-FL received 6,949,800 of Pexcon common stock, representing 90% of the outstanding stock after the acquisition, in exchange for the outstanding shares of Tekoil-FL common stock they held, which was accounted for as a recapitalization. Immediately following the share acquisition exchange, Pexcon had a total of 7,722,000 common shares issued and outstanding. The financial statements show a retroactive restatement of Tekoil-FL’s historical stockholders” equity to reflect the equivalent number of shares of common stock issued by the subsidiary.

In addition, the resignation of the former officers and directors of Pexcon took effect upon the close of the share exchange. The Tekoil-FL Board of Directors became the Board of Directors of Pexcon, and Mark Western became President and Chief Executive Officer.

Going Concern

The Company’s financial statements for the three months ended March 31, 2008 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations. The Company is currently in default on its loan obligations. The Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and achieve a level of revenue and production adequate to support its cost structure. Management is actively seeking additional capital to ensure the continuation of its current operations, complete its proposed activities and fund its current debt obligations. However, there is no assurance that additional capital will be obtained. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All inter-company transactions and balances have been eliminated. For those consolidated subsidiaries in which the Company’s ownership is less than 100 percent (100%), the outside stockholders” interests are shown as minority interests. The minority ownership of the Company’s earnings or loss is classified as “Minority interest in earnings or loss of consolidated subsidiaries” in the consolidated statement of operations.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company’s cash and cash equivalents are concentrated primarily in one bank in the United States. At times, such deposits could be in excess of insured limits. Management believes that the financial institution that holds the Company financial instrument is financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments.

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

Earnings Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted loss per common share is computed by dividing net loss by the weighed average number of common shares and potential common shares during the specified period. All potentially dilutive securities, which include preferred stock, options and warrants convertible into 14,494,392 and 8,526,000 common shares at March 31, 2008 and 2007, respectively, have been excluded from the computation, as their effect is antidilutive.

Marketable Securities - Restricted

The Company classifies marketable securities as marketable securities - restricted when marketable securities are restricted as to withdrawal or usage. The marketable securities-restricted at March 31, 2008 and December 31, 2007 was $5,887,037 and $6,527,419, respectively, and matures May 28, 2008. For the three months ended March 31, 2008, the Company recorded interest income of $72,742. The restricted marketable securities is related to the Company’s contingent liabilities to the Texas Railroad Commission to plug and abandon various wells. See Note 8 of Notes to Consolidated Financial Statements.

Property, Plant and Equipment

Full Cost Method

The Company follows the full cost method of accounting for its investments in oil and natural gas properties. All costs incurred in the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Included in capitalized costs are general and administrative costs that are directly related with acquisition, exploration and development activities. Proceeds from the sale of oil and natural gas properties are credited to the full cost pool, except in transactions involving a significant quantity of reserves, or where the proceeds received from the sale would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized. Under the rules of the Securities and Exchange Commission (“SEC”) for the full cost method of accounting, the net carrying value of oil and natural gas properties, reduced by the asset retirement obligation, is limited to the sum of the present value (10% discount rate) of the estimated future net cash flows from proved reserves, based on the current prices plus the lower of cost or estimated fair market value of unproved properties adjusted for related income tax effects.

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

Stock Based Compensation

For the three months ended March 31, 2008, the Company issued 1,762,978 shares of its common stock and recorded consulting expense of $344,671 in connection with the issuance of these shares.

No shares were issued during the three months ended March 31, 2007.

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

Compensation expense is recorded for stock option awards over the requisite vesting periods based upon the market value on the date of the grant. No stock-based compensation expense related to SFAS 123R was recorded in the three months ended March 31, 2008 or 2007.

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

New Financial Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) providing companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The adoption of SFAS 159 on January 1, 2008 did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141 (R)”) “Business Combinations”, which replaces SFAS 141 “Business Combinations”. This Statement improves the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141”s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company will implement this Statement in 2009.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

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

In addition, Amendment No. 4 amended the Credit Agreement to include as additional Events of Default thereunder (i) the failure of the Company to notify the Administrative Agent within one business day after receiving any notice of the filing, or threatened filing, of any mechanic’s and materialman’s lien, or similar lien, by J-W Power Company and to deposit in the Collateral Account (as defined in the Credit Agreement), within 15 days after Company’s receipt of any such notice, $370,000 or such greater amount as is sufficient to adequately reserve for the liabilities asserted by J-W Power Company; (ii) the failure of the Company to deliver by January 31, 2008 the report required by Section 5.2(f) of the Credit Agreement for the month of October; (iii) the failure of the Company to deliver by March 31, 2008 the Company’s business plan for fiscal year 2008; (iv) the failure of the Company to deliver by January 31, 2008 the insurance coverage report required by Section 5.2(k) of the Credit Agreement; (v) the failure of the Company to hire on or before February 18, 2008 an operations consultant and financial consultant acceptable to the Administrative Agent; (vi) the failure of the Company to hire a regulatory matters consultant within 15 days following a request by the Administrative Agent; (vii) the failure of the Company to document by April 30, 2008 its unnamed, unnumbered workover rig barge (the “Barge”) with the United States Coast Guard and to deliver a preferred vessel mortgage with respect to the Barge; and (viii) the failure of the Company to settle in full its obligations with respect to certain demand promissory notes payable to Geophysical Pursuit Inc. (“GPI”) in the aggregate amount of $983,500 on or before February 29, 2008 or the occurrence of any acceleration of these notes, or the commencement of any remedies or filing of any suit by or on behalf of GPI with respect to these notes.

In connection with the execution of Amendment No. 4, the Company also acknowledged, confirmed and agreed that for so long as any Event of Default or Potential Event of Default (as such terms are defined in the ISDA Agreement) is outstanding with respect to the Company, and at all times prior to the Capitalization Date (as defined in the ISDA Agreement) (a) any obligation the Lender Counterparty under the ISDA Agreement may have to make any payment shall be suspended, and (b) any amounts payable by the Lender Counterparty under the ISDA Agreement may be applied to the Company’s outstanding obligations under the Credit Agreement at the Administrative Agent’s election.

The Lender Parties currently allege that the Company failed to meet certain deadlines set forth in the fourth amendment to the Credit Agreement and the Company is currently in discussions to further extend the deadlines and/or renegotiate relevant terms in connection therewith for (i) compliance with the PDP Collateral Coverage Ratio set forth in the Credit Agreement, (ii) delivery of the required PDP Reserve Report, (iii) delivery of $1 million principal payment for March 2008 and April 2008, (iv) delivery of certain title opinions, (v) delivery of financial statements for fiscal year ended December 31, 2007 with related certified public accountant’s opinion and report, (vi) settlement in full of obligations under certain promissory notes payable to Geophysical Pursuit, Inc. (vii) delivery of interest payment for April 2008 and (viii) delivery of hedging obligation for May 2008. As a result, they have increased the interest rate under the credit facility by an additional 300 basis points and reserved the right to resort to other remedies in the future. As of the date hereof, no further extension agreement has been reached and the Lender Parties maintain we are currently not in compliance under the Credit Agreement. Unless we receive an extension or waiver from the Lender Parties, such parties could attempt to accelerate our secured indebtedness and commence foreclosure proceedings with respect to our interest in the Subsidiary and the Galveston Bay properties.

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

The following unaudited pro forma summary results of operations assumes that the Galveston Bay Properties had been acquired as of January 1, 2007 (in thousands, except per share data).

Three Months Ended
March 31,
2007
Net revenue	$2,179

Net loss	$(167)

Net loss per share - basic and diluted	$(0.01)

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of January 1, 2007. Such information should not be construed as a representation of the future results of operations of the Company.

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

4.	PROPERTY AND EQUIPMENT

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

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2008	2007
Building and improvements	$415,356	$415,356
Tangible oil producing equipment	18,016,086	18,016,086
Equipment and fixtures	558,867	542,102
	18,990,309	18,973,544
Less: Accumulated depreciation	(685,657)	(510,468)
Subtotal	18,304,652	18,463,076

Oil and gas leases	39,400,731	38,411,372
Less: Accumulated depletion	(3,038,608)	(2,692,427)
Net oil and gas leases	36,362,123	35,718,945

Total property, plant and equipment -net	$54,666,775	$54,182,021

Depreciation, depletion and amortization expense for the three months ended March 31, 2008 and 2007 was $528,288 and $10,821, respectively.

5.	NOTES PAYABLE - RELATED PARTIES

a)
On December 15, 2005 the Company issued an unsecured promissory note at prime plus 1% (8.5% at December 31, 2007) to a related party in the amount of $50,000, with principal and interest due at maturity on June 15, 2006. This note was extended to June 30, 2008. At the option of the lender, any time prior to maturity the lender can convert the loan into 150,000 shares of the Company’s common stock, at the fair value at the time the note was issued. On March 18, 2008, the note was converted into 150,000 shares of the Company’s common stock.

As additional consideration for the loan, the Company issued to the lender 25,000 shares of the Company’s Common Stock, valued at $8,250 the fair value of the time of issuance. The shares of Common Stock were initially restricted but the Company has filed a registration statement on Form SB-2 to permit the resale of such shares of Common Stock. Interest expense for the three months ended March 31, 2008 and 2007 amounted to $1,500 and $1,500, respectively.

b)
During 2007, Mark Western, the president and chief executive officer of the Company (“Western”), advanced funds in the amount of $867,500. The funds are due upon demand and bear no interest. In December 2007, Western converted $645,000 of his debt into 2,347,369 shares of the Company’s common stock (valued at $0.25 - $0.38 per share. As of December 31, 2007, the balance due Western after repayments of $90,500 and partial conversion of debt to common stock was $132,000. During 2008, Western advanced an additional $13,300 and was repaid $7,815. As of March 31, 2008, the amount due Western was $137,485.

c)
In January 2008, Gerald Goodman, the chief financial officer of the Company (“Goodman”), loaned an aggregate of $90,000 to the Company. The loan bears no interest and is repayable upon demand. The purpose of the loan is to provide the Company additional working capital. The funds that Mr. Goodman used to make the loan to the Company was obtained through the sale of shares of the Company’s common stock owned by him to an independent third party, and such sale did not occur in market transactions. This sale by Mr. Goodman of his shares of common stock were privately negotiated and privately sold. On January 16, 2008, with approval of the Board of Directors of the Company, $90,000, the total amount of such loan, was converted to 625,000 shares of restricted common stock at a price per share equal to the price at which Mr. Goodman sold the original shares.

d)
Through December 31, 2007, Goodman had loaned additional aggregate of $100,000 to the Company. During 2008, Goodman loaned the Company an additional $34,000. The loans bear no interest and are repayable upon demand. The purpose of the loans is to provide the Company additional working capital. As of March 31, 2008 and December 31, 2008, the amount due Goodman was $134,000 and $100,000, respectively.

e)
During 2007, other shareholders advanced the Company $50,000. The loans have been extended and are due June 30, 2008 with interest at 10% per anum payable at maturity. For the three months ended March 31, 2008, the Company recorded interest expense of $3,750.

6.	LONG-TERM DEBT

a)
On September 15, 2006, the Company entered into a mortgage agreement with CIBC Mortgages Inc. The Company borrowed $260,318 to purchase a building in St. John’s, Newfoundland. The mortgage bears interest equal to the CIBC Prime Rate plus 0.667% (6.667% at March 31, 2008). The mortgage matures September 15, 2011. The mortgage is collateralized by the building in Newfoundland and a personal guarantee by the Company’s Chief Financial Officer.

b)
On May 11, 2007, in connection with the acquisition of the Galveston Bay properties located in Galveston Bay, Texas, the Company borrowed $30 million of a $50 million Senior Secured Credit Facility arranged by Goldman Sachs E & P Capital. The $30 million funded portion of the loan is guaranteed by the Company and secured by the Galveston Bay Properties, has a term of 48 months, bears interest at an initial rate of libor plus 800 basis points (16.12% at March 31, 2008) and is amortized by available net cash flow from the Galveston Bay Properties (after payment of certain related lease operating and overhead expenses, a portion of which are allowed to the Company under certain circumstances.)

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

The Company failed to make the agreed upon principal payments for March and April 2008 and failed to make its interest payment for April 2008. The Company is currently in default on its loan agreement. The Company is currently in discussions to further extend the deadlines and/or renegotiate relevant terms in connection with its credit facility.

As of March 31, 2008, the net present value of the long-term debt facility was $21,084,000. The loan will accrete to $30,000,000 through June 2009.

In July 2007, Goldman Sachs E & P Capital advanced an additional $6,752,200 against the credit facility. The Company secured an irrevocable standby letter of credit in the amount of $6,370,000 in favor of the Texas Railroad Commission on behalf of the Company’s contingent obligation to plug and abandon various wells in connection with the acquisition of the Galveston Bay Properties. The terms and conditions of this advance are the same as under the Senior Secured Credit Facility except the balance of this advance is due July 2, 2008. In January 2008, the Company made a prepayment of $540,000 reducing this liability to $6,212,200.

For the three months ended March 31, 2008, interest expense amounted to $1,228,434. In addition, accretion of the long-term debt discount amounted to $1,821,000 and is included in interest expense on the Company’s consolidated statement of operations.

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

In connection with the execution of the Loan Agreement, the Company and Tri Star entered into Deeds of Guarantee with each of Mark S. Western, Gerald Goodman, Francis G. Clear and Richard Creitzman (the Company’s Board of Directors) pursuant to which these individuals agreed to personally guarantee repayment of the Tri Star Loan. In exchange for these Deeds of Guarantee, the Company agreed to provide each guarantor with indemnification of liabilities incurred by each guarantor under such guarantees. For the three months ended March 31, 2008, interest expense amounted to $279,872.

The Company failed to make its interest payments for April and May 2008 and failed to make its initial principal payment in May 2008. The guarantors received a demand letter requesting payment of approximately $948,000 in connection with this loan. The Company is currently in discussions to further extend the deadlines and/or renegotiate relevant terms in connection with the loan.

d)
On July 11, 2007 and December 6, 2007, the Company executed two unsecured promissory notes with Geophysical Pursuit, Inc. in the total amount of $983,500. The two unsecured notes bear interest at 8% annum and are due upon demand. The parties are in negotiations on repayment terms. For the three months ended March 31, 2008, interest expense amounted to $19,670.

e)
On October 3, 2007, the Company executed two promissory notes for a total amount of $50,000. The notes bear interest at 10% per annum and mature February 4, 2008. The notes have not been paid and the Company has received a demand letter from the lenders. For the three months ended March 31, 2008, interest expense amounted to $1,250.

f)
On November 13, 2007, the Company’s Newfoundland subsidiary executed an unsecured promissory note for $76,455. The note bears interest at 10% per annum and is payable on demand. For the three months ended March 31, 2008, interest expense amounted to $1,875.

g)
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

Pursuant to the Subscription Agreements, Longfellow purchased a convertible note for $1,000,000 which is convertible into 2,737,249 shares of Tekoil’s common stock. The Company accounted for the convertible notes under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and related interpretation including EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Included and Potentially Settled in, a Company’s Own Stock.” The conversion is in excess of the fair market value at the date of the agreement and there was no beneficial conversion factor recorded in connection with the note.

Interest expense for the three months ended March 31, 2008 amounted to $1,781.

The payments now required under the long-term obligations listed above during the years following January 1, 2008 are set below:

2008	$31,798,645
2009	6,072,075
2010	5,919
2011	6,327
2012	6,761
Thereafter	266,050
38,155,777
Less: current portion	37,169,893
$985,884

7.	INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

At March 31, 2008, the Company has a net operating loss carryforward of approximately $29,334,000 which expires in various years through 2020. Deferred income taxes reflect the impact of the net operating loss carry-forwards. In recognition of the uncertainty regarding the ultimate amount of tax benefits to be derived from the Company’s net operating loss carry-forwards, the Company has recorded a valuation allowance for the entire amount of the deferred asset.

8.	ROYALTY PAYABLE

The Company has various royalty arrangements with non-working interest owners. As of March 31, 2008 and December 31, 2007, the Company owed royalties of $2,305,667 and $2,106,095, respectively, to non-working interest owners, of which approximately $1.5 million represents the present value of future royalties due Goldman Sachs E & P Capital.

9.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
	2008	2007

Oil and gas properties	$1,233,033	$506,796
Professional fees	1,148,329	1,034,631
Price risk market activity	-	129,864
Insurance expense	-	163,000
Interest expense	61,132	111,513
Other	187,421	170,022
	$2,629,915	$2,115,826

10.	ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. The fair value of asset retirement obligation liabilities has been calculated using an expected present value technique. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in the Company’s asset retirement obligations fair value estimate since a reasonable estimate could not be made. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. There was no amortization during the year ended December 31, 2007. For the three months ended March 31, 2008 the Company recorded amortization expense of $50,000. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires the Company to record a liability for the fair value of the dismantlement and abandonment costs, excluding salvage values.

The following table describes the change in the Company’s asset retirement obligations for the three months ended March 31, 2008 and the year ended December 31, 2007:

Asset retirement obligation at December 31, 2006	$-
Additional retirement obligations recorded in 2007	6,370,000
Settlements during 2007	-
Revisions to estimates and other changes during 2007	(2,365,000)
Asset retirement obligation at December 31, 2007	4,005,000

Additional retirement obligations recorded in 2008	-
Settlements during 2008	-
Revisions to estimates and other changes during 2008	-
Accretion expense	4,286
Asset retirement obligation at March 31, 2008	$4,009,286

The Company’s revision to estimates represent changes to the expected amount and timing of payments to settle our asset retirement obligations. These changes primarily result from obtaining new information about the timing of our obligations to plug our natural gas and oil wells and the costs to do so.

The Company recorded an obligation in the amount of $6,370,000, which was subsequently reduced to $4,005,000 in January 2008, to plug and abandon various wells in connection with the acquisition of the Galveston Bay Properties. The Company secured an irrevocable standby letter of credit in the amount of $6,370,000 in favor of the Texas Railroad Commission on behalf of the Company’s obligation. The letter of credit is included as “Marketable Securities - Restricted” on the Company’s consolidated balance sheet. See Note 1 of Notes to Consolidated Financial Statements.

11.	STOCKHOLDERS” EQUITY

Common Stock

The Company is authorized to issue 200,000,000 shares of $.000001 par value Common Stock. All the outstanding Common Stock is fully paid and non-assessable. The total proceeds received for the Common Stock is the value used for the Common Stock.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of .00000001 par value preferred stock. The Company has designated 3,000,000 of these authorized shares of Preferred Stock as Series A Convertible Preferred Stock. The Board of Directors has the authority, without action by the stockholders, to designate and issue the shares of preferred stock in one or more series and to designate the rights, preferences and each series, any or all of which may be greater than the rights of the Company’s common stock. At the time of designation, there was no quoted market price for the Company’s Common Stock. On July 1, 2007, the Board of Directors invoked the mandatory conversion provisions of the Series A Convertible Preferred Stock, converting each remaining outstanding share of such stock into three (3) shares of Common Stock. As of the date of this report, no shares of any series of preferred stock are deemed to be outstanding.

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

Treasury Stock

On October 15, 2007, the Company agreed to repurchase 500,000 shares of its common stock from an investor for $275,000. As of March 31, 2008, the Company advanced the investor $175,000 and the balance is included in accounts payable on the Company’s consolidated balance sheet.

Options and Warrants

The Company had the following warrants outstanding at March 31, 2008:

	Number of	Exercise	Expiration
Warrants	Warrants	Price	Date
Goldman Sachs & Co.	900,000	$0.50	May 11, 2012
RAB Special Situations	3,571,429	$0.28	December 10, 2012
(Master) Fund Limited
Spencer Clarke LLC	285,714	$0.28	March 18, 2013

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

In August 2007, the Company granted options to the Board of Directors to purchase seven million shares of the Company’s Common Stock at an exercise price of $1.00 per share, the fair value at the time of grant. The options vest immediately and expire in five years. The Company recorded compensation expense of approximately $-0- during the three months ended March 31, 2008 in connection with the stock options.

A summary of option transactions follows:

	Number	Weighted Average
	of	Exercise
	Options	Price
Outstanding at January 1, 2008	7,000,000	$1.00
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-

Outstanding at March 31, 2008	7,000,000	$1.00

Options exercisable:
March 31, 2008	7,000,000	$1.00

In March 2008, the Company granted Spencer Clarke LLC a warrant to purchase 285,714 shares of the Company’s common stock at $0.28 per share for a period of five years. For the three months ended March 31, 2008, the Company recorded consulting expense of $75,000.

The aggregated intrinsic value of options outstanding and exercisable at March 31, 2008, was de minimus. The aggregate intrinsic value represents the total pre-tax value (the difference between the Company’s closing stock price on the last trading day of March, 2008 and the exercise price, multiplied by the number of in-the money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. The amount of aggregate intrinsic value will change based on the fair-market value of the Company’s common stock.

12.	BUSINESS SEGMENT INFORMATION

The Company operates in one industry and has two reportable segments. The segments are geographic and include the United States and Canada. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income (loss).

The following is a summary of key financial data:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Total Revenues:
United States	$2,340,343	$-
Canada	-	-
	$2,340,343	$-
Income (loss) from Operations:
United States	$(2,615,815)	$(442,556)
Canada	8,519	8,290
	$(2,607,296)	$(434,266)

13.	OIL AND NATURAL GAS HEDGING ACTIVITIES

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

As of March 31, 2008, the estimated fair value of the Company’s oil and natural gas contracts resulted in a loss of $4,497,732, of which $2,340,328 has been expensed for the three months ended March 31, 2008. These derivative agreements expire at various dates through April 29, 2011.

Net settlements under these contracts decreased oil and natural gas revenues by $553,658 for the three months ended March 31, 2008 as a result of hedging transactions.

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

The fair value of hedging agreements is recorded on the consolidated balance sheet as assets or liabilities. The estimated fair value of hedging agreements as of March 31, 2008, is provided below:

					Estimated
					Fair Value
		Notional	Floor Price	Ceiling Price	Asset (Liability)
	Type	Amount	($ per unit)	($ per unit)	March 31, 2008
NATURAL GAS (MMBTU)
May 2007 - April 2011	Collar	816,399	$7.62	$7.62	$(1,330,730)

CRUDE OIL (BBLS)
May 2007 - April 2011	Collar	112,801	$65.00	$65.00	(3,167,002)

					$(4,497,732)

14.	LEGAL PROCEEDINGS

a)
On March 14, 2007, Masters Resources, LLC and Masters Oil and Gas, LLC (together, Masters) were named in a lawsuit filed in the 55th Judicial District Court of Harris County, Texas for alleged under-delivery of oil and gas that was transported through Masters” pipeline pursuant to oil and gas transportation agreements and several related claims. Tekoil and Gas Gulf Coast, LLC, a majority-owned subsidiary of the Company, was subsequently added to the lawsuit on August 9, 2007, based upon the subsidiary’s acquisition of the subject pipelines as of October 1, 2006. The plaintiff in the lawsuit seeks relief against the subsidiary for redelivery of the alleged undelivered oil and gas from and after October 1, 2006 or, in the alternative, damages in excess of approximately $1,395,000, plus court costs, attorneys” fees and pre and post judgment interest.

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

b)
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

To the knowledge of management, the Company is not currently a party to any other material legal proceedings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Considerations Related to Forward-looking Statements

This Form 10-Q includes “forward-looking statements.” All statements, other than statements of historical fact, included or incorporated by reference in this registration statement which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “believe,” “intend,” “expect,” “anticipate,” “project,” “estimate,” “predict” and similar expressions are also intended to identify forward-looking statements.

FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN “PART I, ITEM 1. - DESCRIPTION OF BUSINESS - RISK FACTORS” CONTAINED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2007, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 18, 2008, AS WELL AS THOSE SET FORTH IN THE “RISK FACTORS” SECTION OF THE PROSPECTUS FILED AS PART OF THE COMPANY’S REGISTRATION STATEMENT ON FORM S-1 (POST-EFFECTIVE AMENDMENT NO. 2) ON MARCH 7, 2008. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB AND REGISTRATION STATEMENT ON FORM S-1 (AMENDMENT NO. 2) IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY’S STOCK.

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including, but not limited to, the following:

•	risk factors discussed in the Company’s Form 10-KSB;
•	oil and gas prices;
•	exploitation and exploration successes;
•	continued availability of capital and financing;
•	general economic, market or business conditions;
•	acquisitions and other business opportunities (or lack thereof) that may be presented to and pursued by us;
•	changes in laws or regulations; and
•	other factors, most of which are beyond our control.

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

Liquidity and Capital Resources

The Company’s financial statements for the three months ended March 31, 2008 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. On April 18, 2008, the Company’s auditors issued their report on the Company’s financial statements for the year ended December 31, 2007, and the Company’s ability to continue as a going concern. Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations. The Company is currently in default on its loan obligations. The Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and achieve a level of revenue and production adequate to support its cost structure. Management is actively seeking additional capital to ensure the continuation of its current operations, complete its proposed activities and fund its current debt obligations. However, there is no assurance that additional capital will be obtained. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

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

Through February 8, 2008, Mark S. Western, the president and chief executive officer of the Company, has loaned an aggregate of $952,000 to the Company. The loans bear no interest and are repayable upon demand. The purpose of the loans is to provide the Company additional working capital. The funds that Mr. Western used to make the loans to the Company were obtained through the sale of shares of the Company’s Common Stock owned by him to a limited number of acquaintances and other shareholders of the Company, and such sales did not occur in market transactions. These sales by Mr. Western of his shares of Common Stock were privately negotiated and privately sold. On December 14, 2007, with approval of the Board of Directors of the Company, $645,000 of such loans was converted to restricted Common Stock at a price per share equal to the price at which Mr. Western sold the original shares, $169,515 was repaid and $137,485 of such indebtedness remained outstanding.

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

In addition, Amendment No. 4 amended the Credit Agreement to include as additional Events of Default thereunder (i) the failure of the Company to notify the Administrative Agent within one business day after receiving any notice of the filing, or threatened filing, of any mechanic’s and materialman’s lien, or similar lien, by J-W Power Company and to deposit in the Collateral Account (as defined in the Credit Agreement), within 15 days after Company’s receipt of any such notice $370,000 or such greater amount as is sufficient to adequately reserve for the liabilities asserted by J-W Power Company; (ii) the failure of the Company to deliver by January 31, 2008 the report required by Section 5.2(f) of the Credit Agreement for the month of October; (iii) the failure of the Company to deliver by March 31, 2008 the Company’s business plan for fiscal year 2008; (iv) the failure of the Company to deliver by January 31, 2008 the insurance coverage report required by Section 5.2(k) of the Credit Agreement; (v) the failure of the Company to hire on or before February 18, 2008 an operations consultant and financial consultant acceptable to the Administrative Agent; (vi) the failure of the Company to hire a regulatory matters consultant within 15 days following a request by the Administrative Agent; (vii) the failure of the Company to document by April 30, 2008 its unnamed, unnumbered workover rig barge (the “Barge”) with the United States Coast Guard and to deliver a preferred vessel mortgage with respect to the Barge; and (viii) the failure of the Company to settle in full its obligations with respect to certain demand promissory notes payable to Geophysical Pursuit Inc. (“GPI”) in the aggregate amount of $983,500 on or before February 29, 2008 or the occurrence of any acceleration of these notes, or the commencement of any remedies or filing of any suit by or on behalf of GPI with respect to these notes.

In connection with the execution of Amendment No. 4, the Company also acknowledged, confirmed and agreed that for so long as any Event of Default or Potential Event of Default (as such terms are defined in the ISDA Agreement) is outstanding with respect to the Company, and at all times prior to the Capitalization Date (as defined in the ISDA Agreement) (a) any obligation the Lender Counterparty under the ISDA Agreement may have to make any payment shall be suspended, and (b) any amounts payable by the Lender Counterparty under the ISDA Agreement may be applied to the Company’s outstanding obligations under the Credit Agreement at the Administrative Agent’s election.

The Lender Parties currently allege that the Company failed to meet certain deadlines set forth in the fourth amendment to the Credit Agreement and the Company is currently in discussions to further extend the deadlines and/or renegotiate relevant terms in connection therewith for (i) compliance with the PDP Collateral Coverage Ratio set forth in the Credit Agreement, (ii) delivery of the required PDP Reserve Report, (iii) delivery of $1 million principal payment for March 2008 and April 2008, (iv) delivery of certain title opinions, (v) delivery of financial statements for fiscal year ended December 31, 2007 with related certified public accountant’s opinion and report, (vi) settlement in full of obligations under certain promissory notes payable to Geophysical Pursuit, Inc. (vii) delivery of interest payment for April 2008 and (vii) delivery of hedging obligation for May 2008. As a result, they have increased the interest rate under the credit facility by an additional 300 basis points and reserved the right to resort to other remedies in the future. As of the date hereof, no further extension agreement has been reached and the Lender Parties maintain we are currently not in compliance under the Credit Agreement. Unless we receive an extension or waiver from the Lender Parties, such parties could attempt to accelerate our secured indebtedness and commence foreclosure proceedings with respect to our interest in the Subsidiary and the Galveston Bay properties.

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

The Company failed to make its interest payments for April and May 2008 and failed to make its initial principal payment in May 2008. The guarantors received a demand letter requesting payment of approximately $948,000 in connection with this loan. The Company is currently in discussions to further extend the deadlines and/or renegotiate relevant terms in connection with the loan.

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

On December 15, 2005, we issued an unsecured promissory note, bearing interest at the rate of prime plus one percent (1%) per annum (8.25% at December 31, 2005) to Wiener, Goodman & Company, P.C. Profit Sharing Plan FBO Gerald Goodman (the Company’s chief financial officer, treasurer and director) in the principal amount of $50,000, with principal and interest due at maturity on June 15, 2006. The maturity date was subsequently extended until June 30, 2008. There is no other formal arrangement to advance or loan funds to the Company or repay any such advances or loans. On March 18, 2008, the note was converted into 150,000 shares of the Company’s common stock.

On September 15, 2006, we entered into a mortgage agreement with CIBC Mortgages Inc. We borrowed $264,373 to purchase a building in St. John’s, Newfoundland. The mortgage bears interest equal to the CIBC Prime Rate plus 0.667% (6.667% at March 31, 2008). The mortgage matures on September 15, 2011. The mortgage is collateralized by the building in Newfoundland and a personal guarantee by the Company’s chief financial officer.

Off-Balance Sheet Arrangements

We have not engaged in any activities involving off-balance sheet arrangements.

Results of Operations

First Quarter: Three months ended March 31, 2008, compared to three months ended March 31, 2007

Revenues. For the quarter ended March 31, 2008, we reported total revenues of approximately $2.3 million compared to $0 for the first quarter of 2007 and approximately $2.3 million for the fourth quarter of 2007. The increase from the first quarter of last year was primarily attributable to the commencement of sales of oil and gas in the second quarter of 2007. Our revenues remained constant compared to the fourth quarter of 2007 as increases in the prices of oil and gas were offset by decreases in production.

Cost of Sales. Leasehold operating expenses (including workover costs) for our oil and gas leases in the first quarter of 2008 were approximately $2.5 million, compared to $0 in the first quarter of 2007, again due to the commencement of operations of oil and gas leases and related activities subsequent to the first quarter of 2007. Leasehold operating expenses exceeded revenues received from oil and gas leases in the first quarter of 2008 by approximately $325,684, and exceeded total revenues by approximately $205,710. In the fourth quarter of 2008, leasehold operating expenses exceeded revenues received from oil and gas leases by approximately $1,143,476, and exceeded total revenues by approximately $1,155,090. We expect to improve our operating costs by the implementation of a salt water disposal system and a reduction in costs in connection with the General Land Office obligations.

Selling, General and Administrative. During the first quarter of 2008, selling, general and administrative (“SG&A”) costs were approximately $1.7 million, which was an increase of approximately $1.3 million compared to SG&A costs of approximately $434,266 for the first quarter of 2007, and a decrease of approximately $517,966compared to SG&A costs of approximately $2,248,410 for the fourth quarter of 2007. We had some non-recurring expenses in the fourth quarter of 2007 for legal services due to financing activities, professional fees in connection with our audited financial statements and an increase in consulting fees.

Depreciation, Depletion and Amortization. Costs and expenses attributable to depreciation, depletion and amortization were approximately $528,999 in the first quarter of 2008, compared to $0 in the first quarter of 2007, primarily due to depletion of oil and gas properties as production has now commenced.

Loss from Operations. Our loss from operations was $2.6 million in the first quarter of 2008, compared to a loss of approximately $434,266 in the first quarter of 2007, and a loss of approximately $7.2 million in the fourth quarter of 2007. As previously indicated, operations of our oil and gas properties did not commence until after the first quarter of 2007.

Other Income (Expense). Interest expense was approximately $3.4 million in the first quarter of 2008 versus interest expense of approximately $5,227 in the first quarter of 2007. The interest is attributable to our substantial borrowing during the past year, more particularly described above in the Notes to Consolidated Financial Statements in Item 1 and in the “Liquidity and Capital Resources” section of this Item 2. In addition, our financial statements for the first quarter of 2008 include a provision of approximately $2.3 million for “price risk market activity,” compared to no such provision in the first quarter of 2008. This provision is associated with the derivative contracts to hedge price risk associated with a portion of anticipated future oil and natural gas production.

Net Loss. As a result of the foregoing, and after taking account the minority interests of others in our subsidiary, net loss was approximately $6.6 million or $0.12, basic and diluted, per share of Common Stock during the first quarter of 2008, compared with the first quarter of 2007, in which we reported a net loss of approximately $439,493 or $0.02 basic and diluted per share. This represents an approximately $6.2 million increase in net loss. Weighted average shares outstanding increased in the first quarter of 2008 compared to the first quarter of 2007 by 31.4 million shares, primarily due to sales of shares to private investors and issuances in connection with consulting agreements, acquisitions and financing transactions, all of which have been reported in our periodic reports and other filings with the SEC.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon the Company’s financial statements, which have been prepared with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical expenses and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

Full Cost Method. The Company follows the full cost method of accounting for its investments in oil and natural gas properties. All costs incurred in the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Included in capitalized costs are general and administrative costs that are directly related with acquisition, exploration and development activities. Proceeds from the sale of oil and natural gas properties are credited to the full cost pool, except in transactions involving a significant quantity of reserves, or where the proceeds received from the sale would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized. Under the rules of the Securities and Exchange Commission (“SEC”) for the full cost method of accounting, the net carrying value of oil and natural gas properties, reduced by the asset retirement obligation, is limited to the sum of the present value (10% discount rate) of the estimated future net cash flows from proved reserves, based on the current prices plus the lower of cost or estimated fair market value of unproved properties adjusted for related income tax effects.

Derivative Financial Instruments. The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (“SFAS 133”). The Company enters into derivative contracts to hedge the price risk associated with a portion of anticipated future oil and natural gas production. The Company’s derivative financial instruments have not been entered into for trading purposes and the Company has the ability and intent to hold these instruments to maturity. Counterparties to the Company’s derivative agreements are major financial institutions.

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

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. The Company’s current contracts have not been designated as cash flow hedging as provided by SFAS 133 and any changes in fair value are recorded in the consolidated statement of operations. Any change in fair value resulting from the ineffectiveness of the hedge are reported in the consolidated statement of operations as a component of revenue.

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

Asset Retirement Obligations. The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. The fair value of asset retirement obligation liabilities has been calculated using an expected present value technique. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in the Company’s asset retirement obligations fair value estimate since a reasonable estimate could not be made. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires the Company to record a liability for the fair value of the dismantlement and abandonment costs, excluding salvage values.

The Company’s revision to estimates represent changes to the expected amount and timing of payments to settle our asset retirement obligations. These changes primarily result from obtaining new information about the timing of our obligations to plug our natural gas and oil wells and the costs to do so.

Foreign Currency Accounting. The functional currency for foreign operations is the local currency. Assets and liabilities of foreign operations are translated at exchange rates as of the balance sheet date, and income, expense and cash flow items are translated at the average exchange rate for the applicable period. Translation adjustments are recorded in Cumulative Other Comprehensive Income (Loss).

Additional Information

We have identified the following objectives for the 12-month period ending March 31, 2009:

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

•
A production license is issued where a commercial discovery is declared, which is a discovery of petroleum that has been demonstrated to contain reserves that justify the investment of capital and effort to bring the discovery to production. A production license confers the following: the right to explore for, and the exclusive right to drill and test for, petroleum; the exclusive right to develop those portions of the offshore area in order to produce petroleum; the exclusive right to produce petroleum from those portions of the offshore area; and title to the petroleum so produced. A production license is effective from the date it is issued for a term of twenty-five (25) years or for such period thereafter during which commercial production continues. The government retains significant authority over drilling orders and development orders

We are interested in an offshore license EL #1071. This license was previously owned by Canadian Imperial Venture Corp. (CIVC), but it reverted back to the Provincial government on January 15, 2007. We expressed an interest in this area on October 15, 2007 and expect to see it available in the Canada-Newfoundland and Labrador Offshore Petroleum Board’s next Request for Bids, expected to occur in November 2008.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is primarily exposed to foreign currency risk, interest rate risk, credit risk, and price risk market activity.

Credit Risk – Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

Foreign Currency Risk – Our reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Our accounting policies and risks associated with foreign currency exposures related to transactions denominated in currencies other than U.S. dollars are discussed above in Item 2 under the caption “Foreign Currency Accounting”. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk – Interest rate risk refers to fluctuations in the general level of interest rates. The Company’s long-term debt is sensitive in the general level of U.S. interest rates. The Company believes there may be material risk exposure as interest rates rise.

Price Risk Market Activity – The Company addresses market risk by selecting instruments where value-fluctuation correlates with the underlying commodity being hedged. From time to time, the Company enters into derivative contracts to hedge price risks associated with a portion of anticipated future oil and gas production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements.

Item 4T. Controls and Procedures.

As of March 31, 2008, the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Further, there was no change in the Company’s internal control over financial reporting during the first fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments with respect to the legal proceedings described Part I, Item 3. Legal Proceedings, in the Company’s annual report on Form 10-KSB for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report and through the date of this report, the Company made the following sales of unregistered shares of its Common Stock, par value $0.000001 per share, at the offering price of $0.25 per share, unless otherwise stated:

Name of Purchaser	Number of Shares	Proceeds (in Dollars)		Date of Issuance
Brian Rogers & Cynthia Fliszar	80,000	$20,000		January 1, 2008

NTC & Co. FBO Thomas K. Connellan PRI (Account No. 060000014340	120,000	$30,000		January 1, 2008

Thomas K. Connellan Trust 1/01/2008	280,000	$70,000		January 1, 2008

Brenda Ballestero (1)	93,750		(1)	January 1, 2008	(1)

Mike Iamaio (1)	4,875		(1)	January 1, 2008	(1)

Frank J. Genzianelli (1)	409,687		(1)	January 1, 2008	(1)

James Giordano (2)	500,000		(2)	January 14, 2008	(2)

Mirador Consulting, Inc. (3)	450,000		(3)	January 23, 2008	(3)

Gerald Goodman (4)	625,000		(4)	January 30, 2008	(4)

Anslow & Jaclin, LLP (5)	8,333		(5)	March 17, 2008	(5)

Brian Lam (5)	8,333		(5)	March 17, 2008	(5)

Khaled Hussein (6)	33,000		(6)	March 17, 2008	(6)

Thomas K. Connellan (6)	250,000		(6)	March 17, 2008	(6)

Wiener, Goodman & Company, P.C. Profit Sharing Plan FBO Gerald Goodman (7)	150,000		(7)	March 17, 2008	(7)

vFinance Investments, Inc. (8)	5,000		(8)	March 17, 2008	(8)

(1)
The Company issued these shares of restricted Common Stock as consideration for services provided pursuant to a Consulting Agreement dated January 1, 2008. The market value of these shares at the date of issuance is recorded as a compensation expense of the Company. No cash consideration was received by the Company.

(2)
The Company issued these shares of restricted Common Stock as partial consideration for services provided pursuant to a Placement Agent Agreement dated January 14, 2008. The market value of these shares at the date of issuance ($0.20 per share = $100,000) is recorded as a compensation expense of the Company. No cash consideration was received by the Company.

(3)
The Company issued these shares of restricted Common Stock as partial consideration for services provided pursuant to a Consulting Agreement dated January 23, 2008. The market value of these shares at the date of issuance ($0.135 per share = $60,750) is recorded as a compensation expense of the Company. No cash consideration was received by the Company.

(4)
The Company issued these shares of restricted Common Stock in connection with the conversion of a loan made to the Company for $90,000 on January 29, 2008. No additional cash consideration was received by the Company.

(5)
The Company issued these shares of restricted Common Stock in connection with loans to the Company of $25,000 each from Anslow & Jaclin, LLP and Brian Lam. No additional cash consideration was received by the Company.

(6)
The Company issued these shares of restricted Common Stock as consideration for services provided pursuant to a Consulting Agreement dated March 17, 2008. The market value of these shares at the date of issuance ($0.22 per share = $65,927) is recorded as a compensation expense of the Company. No cash consideration was received by the Company.

(7)
The Company issued these shares of restricted Common Stock in connection with the conversion of a loan made to the Company for $50,000 evidenced by an Unsecured Promissory Note originally issued December 15, 2005. No additional cash consideration was received by the Company.

(8)
The Company issued these shares of restricted Common Stock as partial consideration [retainer shares] for services provided pursuant to an Investment Banking Agreement, dated September 13, 2007. The market value of these shares at the date of issuance ($0.225 per share = $1,125) is recorded as a compensation expense of the Company. No cash consideration was received by the Company.

No underwriters took part in these sales or issuances of unregistered shares of Common Stock, and no underwriting discounts or commissions were paid. The Company’s sales or issuances of these unregistered shares of Common Stock were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and the safe harbor provided by Rule 506 of Regulation D promulgated under the Act, in that the sales did not involve any public offering. All purchasers of these unregistered shares of Common Stock were “accredited investors” as defined in Rule 501 of Regulation D, based upon representations made by such purchasers to the Company; and, consequently, the Company did not provide such purchasers information of the type described in Rule 502(b)(2) of Regulation D. Neither the Company nor any person acting on its behalf offered or sold these unregistered shares of Common Stock by any form of general solicitation or general advertising. Each purchaser of these unregistered shares of Common Stock represented to the Company (i) that such purchaser was acquiring such shares for such purchaser’s own account and not with a view to the sale or distribution thereof, (ii) that such purchaser understood that such shares had not been registered under the Act and, therefore, could not be resold unless they were subsequently registered under the Act or unless an exemption from registration was available; and (iii) that a legend would be placed on the certificate evidencing such shares stating that the shares had not been registered under the Act and setting forth the restrictions on transferability and sale of the shares. All stock certificates representing such shares were issued with a restrictive legend, and the Company filed notices on Form D with the SEC.

Item 3. Defaults Upon Senior Securities.

The Company is in default of certain of its senior indebtedness, as follows:

Goldman Sachs E & P Capital

As described in Note 5 to the Consolidated Financial Statements and in the “Liquidity and Capital Resources” section of Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, on May 11, 2007, in connection with the acquisition of the Galveston Bay properties located in Galveston Bay, Texas, the Company borrowed $30 million of a $50 million Senior Secured Credit Facility arranged by Goldman Sachs E & P Capital. The $30 million funded portion of the loan is guaranteed by the Company and secured by the Galveston Bay Properties, has a term of 48 months, bears interest at an initial rate of libor plus 800 basis points (16.12% at March 31, 2008) and is amortized by available net cash flow from the Galveston Bay Properties (after payment of certain related lease operating and overhead expenses, a portion of which are allowed to the Company under certain circumstances.).

In July 2007, Goldman Sachs E & P Capital advanced an additional $6,752,200 against the credit facility. The Company secured an irrevocable standby letter of credit in the amount of $6,370,000 in favor of the Texas Railroad Commission on behalf of the Company’s contingent obligation to plug and abandon various wells in connection with the acquisition of the Galveston Bay Properties. The terms and conditions of this advance are the same as under the Senior Secured Credit Facility except the balance of this advance is due July 2, 2008. In January 2008, the Company made a prepayment of $540,000 reducing this liability to $6,212,200.

Under the terms of Amendment No. 4 dated January 2, 2008 to the Credit and Guaranty Agreement dated as of May 11, 2007, the Company is required to repay the principal of the loan in an amount equal to (i) on January 26, 2008, February 26, 2008, March 26, 2008, April 26, 2008, May 26, 2008 and June 26, 2008, the greater of (A) $1,000,000 and (B) 100% of the adjusted net cash flow for the immediately preceding calculation month and (ii) on each monthly payment date thereafter, the greater of (A) $2,000,000 and (B) 100% of the adjusted net cash flow for the immediately preceding calendar month.

The Company failed to make the agreed upon principal payments for March and April 2008 and failed to make its interest payment for April 2008. The Company is currently in default on its loan agreement. The Company is currently in discussions to further extend the deadlines and/or renegotiate relevant terms in connection with its credit facility.

As of March 31, 2008, the net present value of the long-term debt facility was $21,084,000. The loan will accrete to $30,000,000 through June 2009. As of May 20, 2008, the amount of the default is $2 million in principal and $459,865 in interest, and the total arrearage is $2,459,865.

Tri Star Capital Ventures Limited

As described in Note 5 to the Consolidated Financial Statements and in the “Liquidity and Capital Resources” section of Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, on October 24, 2007, the Company and Tri Star Capital Ventures Limited (“Tri Star”) entered into a loan agreement (“Loan Agreement”), pursuant to which Tri Star agreed to lend the Company $8.5 million (the “Tri Star Loan”). The proceeds of the Tri Star Loan were used to make the $7.5 million equity contribution to the Subsidiary as required in the Credit Agreement and to pay certain costs and expenses of the Subsidiary. The Company is obligated to make monthly payments of principal on the Tri Star Loan equal to $708,333, beginning on May 1, 2008. The Tri Star Loan matures on April 15, 2009 and accrues interest at an annual rate of 13%.

In connection with the execution of the Loan Agreement, the Company and Tri Star entered into Deeds of Guarantee with each of Mark S. Western, Gerald Goodman, Francis G. Clear and Richard Creitzman (the Company’s Board of Directors) pursuant to which these individuals agreed to personally guarantee repayment of the Tri Star Loan. In exchange for these Deeds of Guarantee, the Company agreed to provide each guarantor with indemnification of liabilities incurred by each guarantor under such guarantees. For the three months ended March 31, 2008, interest expense amounted to $279,872.

The Company failed to make its interest payments for April and May 2008 and failed to make its initial principal payment in May 2008. The guarantors received a demand letter requesting payment of approximately $948,000 in connection with this loan. The Company is currently in default on its loan agreement. The Company is currently in discussions to further extend the deadlines and/or renegotiate relevant terms in connection with the Tri Star Loan.

As of May 20, 2008, the amount of the default is $708,222 in principal and [$137,000] in interest, and the total arrearage is $845,222.

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
Settlement Agreement and Mutual Release dated December 6, 2006, between the Company and Gerald M. Dunne (filed as Exhibit 10.15 to the Company’s Form 8-K dated December 6, 2006, and filed with the SEC on December 11, 2006) *

10.16	-	Stock Issuance Agreement dated May 1, 2006, between the Company and Don Parsons (filed as Exhibit 10.16 to the Company’s Form 8-K dated December 6, 2006, and filed with the SEC on December 11, 2006) *

10.17	-
Form of Securities Purchase Agreement for the purchase of the Company’s Series A Convertible Preferred Stock (filed as Exhibit 10.17 to the Company’s Form 8-K dated December 6, 2006, and filed with the SEC on December 11, 2006) *

10.18	-
Purchase and Sale Agreement dated November 13, 2006, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.18 to the Company’s Form 8-K dated December 11, 2006, and filed with the SEC on December 14, 2006) *

10.19	-
Form of Subscription Agreement (with Put Option) dated November 20, 2006, between the Company and the subscribers thereto (filed as Exhibit 10.19 to the Company’s Form 8-K dated December 11, 2006, and filed with the SEC on December 14, 2006) *

10.20	-
First Amendment to Purchase and Sale Agreement executed on December 29, 2006, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.20 to the Company’s Form 8-K dated December 29, 2006, and filed with the SEC on January 8, 2007) *

10.21	-
Subscription Agreement dated December 29, 2006, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.21 to the Company’s Form 8-K dated December 29, 2006, and filed with the SEC on January 8, 2007) *

10.22	-
Registration Rights Agreement dated December 29, 2006, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC, Rich Holdings, LLC, and John W. Barton (filed as Exhibit 10.22 to the Company’s Form 8-K dated December 29, 2006, and filed with the SEC on January 8, 2007) *

10.23	-
Farmout Agreement executed on January 3, 2007, and dated as of December 19, 2006, between the Company and Ptarmigan Resources Limited (filed as Exhibit 10.23 to the Company’s Form 8-K dated December 29, 2006, and filed with the SEC on January 8, 2007) *

10.24	-
Second Amendment to Purchase and Sale Agreement dated effective February 8, 2007, between the Company and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.24 to the Company’s Form 8-K dated February 8, 2007, and filed with the SEC on February 15, 2007) *

10.25	-
Third Amendment to Purchase and Sale Agreement dated effective March 1, 2007, between Tekoil and Gas Gulf Coast, LLC, and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 22, 2007, and filed with the SEC on March 26, 2007) *

10.26	-
Fourth Amendment to Purchase and Sale Agreement dated effective March 22, 2007, between Tekoil and Gas Gulf Coast, LLC, and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.2 to the Company’s Form 8-K dated March 22, 2007, and filed with the SEC on March 26, 2007) *

10.27	-
Fifth Amendment to Purchase and Sale Agreement dated effective April 12, 2007, between Tekoil and Gas Gulf Coast, LLC, and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.27 to the Company’s Form 8-K dated April 12, 2007, and filed with the SEC on April 18, 2007) *

10.28	-
Sixth Amendment to Purchase and Sale Agreement executed on April 30, 2007, and dated effective April 24, 2007, between Tekoil and Gas Gulf Coast, LLC, and Masters Resources, LLC, and Masters Oil & Gas, LLC (filed as Exhibit 10.28 to the Company’s Form 8-K dated April 30, 2007, and filed with the SEC on May 3, 2007) *

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
Amendment No. 1 to Warrant to Purchase Common Stock of the Company issued to RAB Special Situations (Master) Fund Limited, dated January 23, 2008. (filed as Exhibit 10.69 to the Company’s Amendment No. 1 to Form SB-2, filed with the SEC on February 11, 2008, File No. 333-148560) *

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
Convertible Promissory Note of the Company, issued to Longfellow Energy LP by the Company on March 8, 2008. (filed as Exhibit 10.73 to the Company’s Form 8-K dated March 18, 2008, and filed with the SEC on March 24, 2008) *

10.74	-
Accounting Assistance Engagement Letter, dated February 4, 2008, between the Company and Corporate Accounting Group. (filed as Exhibit 10.74 to the Company’s Form 10-KSB dated December 31, 2007, and filed with the SEC on April 18, 2008) *

10.75	-
Master Service Agreement, dated February 4, 2008, between the Company and Corporate Accounting Group, a Division of Temporary Professionals, Inc. (filed as Exhibit 10.75 to the Company’s Form 10-KSB dated December 31, 2007, and filed with the SEC on April 18, 2008) *

10.76	-
Engagement Letter Agreement, dated February 15, 2008, between the Company and Nomad Energy, Inc. (filed as Exhibit 10.76 to the Company’s Form 10-KSB dated December 31, 2007, and filed with the SEC on April 18, 2008) *

10.77	-
Lender Party Notice Letter, dated March 31, 2008, from J. Aron & Company as Administrative Agent for the Lenders concerning certain matters related to the Credit and Guaranty Agreement, dated as of May 11, 2007. (filed as Exhibit 10.77 to the Company’s Form 10-KSB dated December 31, 2007, and filed with the SEC on April 18, 2008) *

11.1	-	Statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this report on Form 10-QS.

31.1	-	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	-	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	-	Certifications of Chief Executive Officer pursuant to Section 1350 (furnished herewith)

32.2	-	Certifications of Chief Executive Officer pursuant to Section 1350 (furnished herewith)

* Incorporated herein by reference. SEC File No. 0-52100

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEKOIL & GAS CORPORATION

Date: May 20, 2008	By:	/s/ Mark S. Western
Mark Western
President and Chief Executive Officer

Date: May 20, 2008	By:	/s/ Gerald Goodman
Gerald Goodman
Chief Financial Officer