Form 10-Q
period 2008-06-30
TEKOIL & GAS CORP
filed 2008-08-20
CIK 1368154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from      to

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
Yes ☐  No ☒

At August 15, 2008, there were 55,824,955 shares of Common Stock, $0.000001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

TEKOIL & GAS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

			Page

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements	1

		Consolidated Balance Sheets as of June 30, 2008
		and December 31, 2007 (Unaudited)	2

		Consolidated Statements of Operations for the Six and
		three months ended June 30, 2008 and 2007 (Unaudited)	3

		Consolidated Statements of Stockholders’ Equity for the
		period January 1, 2007 through June 30, 2008
		(Unaudited)	4

		Consolidated Statements of Cash Flows for the Six
		months ended June 30, 2008 and 2007 (Unaudited)	5 - 6

		Notes to Unaudited Consolidated Financial Statements	7 – 31

	Item 2.	Management’s Discussion and Analysis or Plan of
		Operation	32 – 47

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	48

	Item 4T.	Controls and Procedures	48

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	49

	Item 2.	Unregistered Sales of Equity and Securities and Use
		of Proceeds	50 - 52

	Item 3.	Defaults Upon Senior Securities	52 - 53

	Item 6.	Exhibits	54 - 60

		Signatures	61

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2007.

The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results for the entire fiscal year or for any other period.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
(Debtor-In-Possession)
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$675,413	$3,070,834
Marketable securities - restricted	5,846,383	6,527,419
Accounts receivable	1,945,229	1,974,277
Inventory	-	25,103
Prepaid expenses	678,306	710,837
Total Current Assets	9,145,331	12,308,470

Property and Equipment - net:
Oil and gas mineral interests, equipment and facilities	53,237,373	54,182,021
(full cost method of accounting)

TOTAL ASSETS	$62,382,704	$66,490,491

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$6,543,369	$4,293,831
Accrued expenses	1,366,164	2,115,826
Royalties payable	949,922	570,230
Notes payable - related parties	-	432,000
Current portion of long-term debt	-	31,533,893
Asset retirement obligation	225,000	343,000
Total Current Liabilities	9,084,455	39,288,780

Long-term Liabilities:
Royalties payable	1,403,942	1,535,865
Long-term debt - less current portion above	-	6,357,122
Price risk market activity	10,561,930	2,157,404
Asset retirement obligations	3,788,572	3,662,000
Total Long-term Liabilities	15,754,444	13,712,391

TOTAL LIABILITIES	24,838,899	53,001,171

Minority interest in consolidated subsidiary	(588,135)	5,251,990

Liabilities subject to compromise	50,515,683	-

Commitments and Contingencies

Stockholders' Equity (Deficiency):

Preferred Stock, $.00000001 par value, authorized
20,000,000 shares

Series A Convertible Preferred Stock, -0- shares issued
and outstanding at June 30, 2008 and
December 31 2007, respectively	-	-

Common stock,par value $.000001 per share
authorized 200,000,000 shares;
55,734,951 and 53,141,973 shares issued and outstanding at
June 30, 2008 and December 31 2007, respectively	56	53
Additional paid-in capital	34,651,857	33,551,558
Cummulative other comprehensive income	41,290	45,274
Deficit	(46,801,946)	(25,084,555)
	(12,108,743)	8,512,330
Less cost of common stock in treasury,
500,000 shares	(275,000)	(275,000)

Total Stockholders' Equity (Deficiency)	(12,383,743)	8,237,330

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$62,382,704	$66,490,491

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
(Debtor-In-Possession)
CONSOLIDATED STATEMENT OF OPERATIONS

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:

Oil sales	$2,456,441	$1,318,910	$852,267	$1,318,910
Gas sales	670,643	607,213	54,448	607,213
Transportation income	252,094	229,564	132,120	229,564

Total revenues	3,379,178	2,155,687	1,038,835	2,155,687
Less: Production taxes	242,852	122,988	99,998	122,988

Net revenues	3,136,326	2,032,699	938,837	2,032,699

Cost and expenses:
Leasehold operating expenses
(including workover costs)	4,486,026	1,306,010	1,939,973	1,306,010
Selling, general and administrative expenses	3,927,260	1,551,985	2,196,816	1,128,540
Depreciation, depletion and amortization	1,076,987	387,574	548,699	376,753
Loss on abandonment	1,137,161	-	1,137,161	-
	10,627,434	3,245,569	5,822,649	2,811,303

Loss from operations	(7,491,108)	(1,212,870)	(4,883,812)	(778,604)

Other income (expense):
Other income (loss)	(667)	3,533	(140)	3,533
Sale of license	247,590	-	247,590	-
Interest income	105,827	-	33,085	-
Interest expense	(12,014,632)	(894,324)	(8,642,001)	(889,097)
Provision for price risk market activity	(8,404,526)	-	(6,064,198)	-
	(20,066,408)	(890,791)	(14,425,664)	(885,564)

Loss before minority interest	(27,557,516)	(2,103,661)	(19,309,476)	(1,664,168)

Minority interest share of (loss) of
consolidated subsidiary	5,840,125	220,715	4,240,240	220,715

Loss before provision for income taxes	(21,717,391)	(1,882,946)	(15,069,236)	(1,443,453)

Provision for income taxes	-	-	-	-

Net loss	$(21,717,391)	$(1,882,946)	$(15,069,236)	$(1,443,453)

Loss per common share - basic and diluted	$(0.39)	$(0.08)	$(0.27)	$(0.06)

Weighted average number of common shares
outstanding - basic and diluted	55,912,855	24,858,005	56,092,113	25,712,343

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
(Debtor-In-Possession)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

							Additional		Cumulative
							Paid		Other
		Comprehensive	Common Stock		Series A Preferred Stock		in	Treasury	Comprehensive
	Total	(Loss)	No of shares	Amount	No of shares	Amount	Capital	Stock	Income (loss)	Deficit

Balance, January 1, 2006	$1,139,321.00		21,624,175	$22	2,985,000	$-	$6,758,637	$-	$(772)	$(5,618,566)

Sale of preferred stock	1,047,000		-	-	1,047,000	-	1,047,000	-		-

Issuance of 9,000,000 shares of stock for acquisition	15,900,000		9,000,000	9	-	-	15,899,991	-

Issuance of 900,000 warrants (valued at $.44 per share)	400,000	-	-	-	-	-	400,000	-

Conversion of preferred stock into common stock	-	-	12,266,000	12	(4,032,000)	-	(12)	-

Sale of common stock	2,745,252		6,218,429	6			2,745,246	-	-

Issuance of 7,000,000 stock options (valued at $0.064 per share)	4,492,500		-	-	-	-	4,492,500	-	-	-

Issuance of common stock for services (valued at $0.40 per share)	677,400		1,686,000	2	-	-	677,398	-	-	-

Issuance of 3,571,429 stock options (valued at $0.28 per share)	885,800	-	-	-	-	-	885,800	-	-	-

Issuance of common stock for debt (valued at $0.25 - $0.38 per share)	645,000	-	2,347,369	2	-	-	644,998	-	-

Acquisition of treasury stock	(275,000)	-	-	-	-	-	-	(275,000)	-	-

Net loss	(19,465,989)	$(19,465,989)	-	-	-	-	-		-	(19,465,989)

Currency translation adjustment - net of taxes	46,046	46,046	-	-	-	-	-		46,046	-
Comprehensive (loss)		$(19,419,943)

Balance, December 31, 2007	8,237,330		53,141,973	53	-	-	33,551,558	(275,000)	45,274	(25,084,555)

Capital contribution	429,702		-	-	-	-	429,702	-		-

Issuance of common stock for services (valued at $0.083 and $0.225 per share)	455,599		1,817,978	3	-	-	455,596	-	-	-

Issuance of 285,714 stock options (valued at $0.28 per share)	75,000	-	-	-	-	-	75,000	-	-	-

Issuance of common stock for debt (valued at $0.144 - $0.333 per share)	140,001	-	775,000	-	-	-	140,001	-	-

Net loss	(21,717,391)	$(21,717,391)	-	-	-	-	-		-	(21,717,391)

Currency translation adjustment - net of taxes	(3,984)	(3,984)	-	-	-	-	-		(3,984)	-
Comprehensive (loss)		$(21,721,375)

Balance, June 30, 2008	$(12,383,743)		55,734,951	$56	-	$-	$34,651,857	$(275,000)	$41,290	$(46,801,946)

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
(Debtor-In-Possession)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(21,717,391)	$(1,882,946)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation, depletion and amortization	1,076,987	407,662
Non cash fair value of stock for services	455,598	-
Non cash value of stock warrants	75,000	-
Price risk market activity	8,404,526	-
Minority interest loss	(5,840,125)	(220,715)
Stock based compensation		11,500
Accretion on long term debt	8,767,000	325,181
Loss on Abandonment	1,137,161	-
Changes in operating assets
and liabilities:	5,361,110	52,939
Net Cash Used in Operating Activities	(2,280,134)	(1,306,379)

Cash flows from investing activities:
Purchase of property, plant and
equipment	(16,765)	(78,597)
Payment on acquisition	-	(30,637,014)
Purchase of oil and gas properties	(1,244,163)	(233,697)
Proceeds from marketable securities - restricted	786,863	-

Net Cash Flows Used in Investing Activities	(474,065)	(30,949,308)

Cash flows from financing activities:
Proceeds from capital contribution	429,702	-
Proceeds from issuance of common stock		1,365,251
Proceeds from borrowings	2,488,750	30,000,000
Proceeds from issuance of preferred
stock	-	1,092,000
Repayment of debt	(2,551,056)	(2,251)
Proceeds from borrowings - related parties	269,996	-
Repayment of debt - related parties	(140,511)	-
Repayment of royalties	(131,923)	-
Net Cash Flows Provided by Financing Activities	364,958	32,455,000

Effect of exchange rate changes on cash	(6,180)	29,886

Net increase (decrease) in cash	(2,395,421)	229,199

Cash - beginning of period	3,070,834	294,021

Cash - end of period	$675,413	$523,220

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
(Debtor-In-Possession)
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

	Six Months Ended
	June 30
	2008	2007

Supplementary information:
Cash paid during the year for:
Interest	$1,235,765	$521,190
Income taxes	$-	$-

Non-cash financings activities:
Issuance of preferred stock for services	$-	$-
Issuance of common stock for services	$455,598	$-
Issuance of common stock for debt	$140,000	$-

Changes in operating assets and liabilities consists of the following:
Decrease in accounts receivable	$29,048	$-
Increase in accounts receivable		(2,057,418)
Increase in interest receivable	(105,827)	-
Decrease in inventory	112,116	-
Increase in prepaid expenses	(54,482)	(565,685)
Decrease in other assets	-	1,004,393
Increase in accrued expenses and accounts payable	5,380,251	1,671,649
	$5,361,106	$52,939
Details of acquisition:
Fair value of net assets received		$46,537,014
Less:
Issuance of common stock		(15,900,000)
Cash paid for acquisition		$30,637,014
See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
(Debtor-In-Possession)
NOTES TO (Unaudited) CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Voluntary Chapter 11 Filing

Tekoil and Gas Corporation (“Tekoil”) and its subsidiaries are collectively referred to as the “Company” in these notes to unaudited consolidated financial statements. On June 11, 2008, Tekoil (the “Debtor”) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of Texas Galveston Division (the “Bankruptcy Court”), Case Number 08-80270. On June 30, 2008, the official committee of unsecured creditors was appointed in the Bankruptcy Case. Tekoil is continuing to operate as a debtor-in-possession under the jurisdiction of the Bankruptcy Court. In general, as a debtor-in-possession, the Company is authorized under the Bankruptcy Code to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

Pursuant to the Bankruptcy Code, the Debtors’ pre-petition obligations, including obligations under debt instruments, generally may not be enforced against them. In addition, any actions to collect pre-petition indebtedness are automatically staged unless the stay is lifted by the Bankruptcy Court.

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Bankruptcy Case raises substantial doubt about the Company’s ability to remain a going concern. The Company’s continuation as a going concern is contingent upon, among other things, its ability (i) to obtain a DIP Credit Agreement (ii) to reduce administrative, operating and interest costs and liabilities through the bankruptcy process; (iii) to generate sufficient cash flow from operations; (iv) to return to profitability; (v) to obtain confirmation of a plan of reorganization under the Bankruptcy Code and (vi) to obtain financing to facilitate an exit from bankruptcy. In the event the Company’s restructuring activities are not successful and it is required to liquidate, additional significant adjustments will be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.

The accompanying consolidated financial statements reflect adjustments in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. As a result of the Bankruptcy Cases, substantially all unsecured liabilities as of the Petition Date, except those covered under certain first day motions filed with the Bankruptcy Court, are considered subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Bankruptcy Cases are segregated and classified as “Liabilities Subject to Compromise” in the accompanying unaudited consolidated balance sheet under SOP 90-7. The ultimate amount of and settlement terms for the Company’s pre-petition liabilities are dependent on the outcome of the Bankruptcy Cases, and accordingly are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Bankruptcy Cases, and certain gains and losses resulting from reorganization or restructuring of the business will be reported separately as “Reorganization Items, net” in the accompanying unaudited consolidated statement of operations. In addition, interest expense is reported only to the extent that it will be paid during the Bankruptcy Cases or that it is probable that it will be an allowed claim under the Bankruptcy Cases.

Organization

Tekoil & Gas Corporation was incorporated in Delaware. The Company is focused on the acquisition, stimulation, rehabilitation and asset improvement of small to medium sized manageable oil and gas fields throughout North America.

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

The consolidated balance sheet as of June 30, 2008, and the consolidated statements of operations, stockholders’ equity and cash flows for the period presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The results for the six months ended June 30, 2008 should not be viewed as indicative of the annual results or the Company’s results for any other period. The information for the consolidated balance sheet as of December 31, 2007 was derived from audited financial statements.

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

Earnings Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted loss per common share is computed by dividing net loss by the weighed average number of common shares and potential common shares during the specified period. All potentially dilutive securities, which include preferred stock, options and warrants convertible into 14,494,392 and 5,211,000 common shares at June 30, 2008 and 2007, respectively, have been excluded from the computation, as their effect is antidilutive.

Marketable Securities – Restricted

The Company classifies marketable securities as marketable securities – restricted when marketable securities are restricted as to withdrawal or usage. The marketable securities–restricted at June 30, 2008 and December 31, 2007 was $5,846,383 and $6,527,419, respectively, and matures May 28, 2009. For the six months ended June 30, 2008, the Company recorded interest income of $105,827. The restricted marketable securities is related to the Company’s contingent liabilities to the Texas Railroad Commission to plug and abandon various wells. See Note 8 of Notes to Consolidated Financial Statements.

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

Evaluation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) the Company reviews its long-lived assets to be held and used, excluding proved oil and gas properties accounted for under the full cost method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future net cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. For the six months ended June 30, 2008, the Company recorded an impairment charge of approximately $1.1 million, reflecting the termination of its interest in its Canadian Farmout Agreement.

Stock Based Compensation

For the six months ended June 30, 2008, the Company issued 1,817,978 shares of its common stock and recorded consulting expense of $455,592 in connection with the issuance of these shares.

No shares were issued during the six months ended June 30, 2007.

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

Compensation expense is recorded for stock option awards over the requisite vesting periods based upon the market value on the date of the grant. No stock-based compensation expense related to SFAS 123R was recorded in the six months ended June 30, 2008 or 2007.

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

New Financial Accounting Standards

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

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

The Lender Parties currently allege that the Company failed to meet certain deadlines set forth in the fourth amendment to the Credit Agreement and the Company is currently in discussions to further extend the deadlines and/or renegotiate relevant terms in connection therewith for (i) compliance with the PDP Collateral Coverage Ratio set forth in the Credit Agreement, (ii) delivery of the required PDP Reserve Report, (iii) delivery of $1 million principal payment for March 2008 through June 2008, (iv) delivery of certain title opinions, (v) delivery of financial statements for fiscal year ended December 31, 2007 with related certified public accountant’s opinion and report, (vi) settlement in full of obligations under certain promissory notes payable to Geophysical Pursuit, Inc. (vii) delivery of interest payment for April 2008 through June 2008 and (viii) delivery of hedging obligation for May 2008. As a result, they have increased the interest rate under the credit facility by an additional 300 basis points and reserved the right to resort to other remedies in the future. On June 26, 2008, Tekoil and Tekoil & Gas Gulf Coast, LLC, entered into a Forbearance Agreement, bringing to a standstill efforts by certain lenders to foreclose on the assets of Tekoil and Tekoil & Gas Gulf Coast, LLC. Under the forbearance agreement, Goldman Sachs & Co. and its affiliates, including J. Aron and Company (collectively the “Lenders”) have agreed to a four month period during which the Lenders will forbear from exercising certain rights under the Credit and Guaranty Agreement and ISDA Master Agreement dated May 11, 2007. In addition, the Lenders will make available $1.5 million in additional funds beyond revenues generated by Tekoil & Gas Gulf Coast, LLC, which will be used in connection with ongoing operations. The Forbearance Agreement further  provides for a budget to be agreed to by the Lenders, Tekoil and Tekoil & Gas Gulf Coast, LLC, based on reports and forecasts to be submitted weekly by Tekoil & Gas Gulf Coast, LLC, to be sure that available funds are used for necessary operating expenses and that such expenses are paid.

A key component of the Forbearance Agreement is a mechanism and timetable for hiring a broker to market Tekoil & Gas Gulf Coast LLC’s properties, with the sale of such interests to be conducted on or before October 31, 2008. All officers of Tekoil and Tekoil & Gas Gulf Coast, LLC shall remain in place during the term of the Forbearance Agreement, and nothing in the Forbearance Agreement precludes any party from reaching an agreement with Tekoil to fund a plan of reorganization in Tekoil’s bankruptcy, provided such plan satisfies both secured and unsecured creditors of Tekoil.

Tekoil believes that the Forbearance Agreement provides breathing space for Tekoil and Tekoil & Gas Gulf Coast, LLC to obtain buyers for the Tekoil & Gas Gulf Coast, LLC’s properties at a fair market price.

The Bankruptcy Court has not approved the Forbearance Agreement and the lenders have noticed a foreclosure sale on Tekoil & Gas Gulf Coast, LLC’s properties on September 2, 2008.

Tekoil is currently in negotiations with the lenders in connection with the foreclosure actions.

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

Six Months Ended
June 30,
2007
Net revenue	$5,032

Net loss	$(2,063)

Net loss per share -
basic and diluted	$(0.08)

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of January 1, 2007. Such information should not be construed as a representation of the future results of operations of the Company.

A condensed balance sheet of the assets and liabilities of the Galveston Bay properties as of the acquisition date is as follows:

Property, plant and equipment	$17,926,213
Oil and mineral interests	28,610,801
$46,537,014

3.	FARMOUT AGREEMENT

On January 4, 2007, the Company executed a Farmout Agreement (“Agreement”) with Newfoundland and Labrador-based Ptarmigan Resources (“Ptarmigan”), in their offshore exploration license EL-1069 (“License”) just north of the Port au Port Peninsula in western Newfoundland, Canada.

The Agreement required the Company to pay approximately $214,000 ($250,000 Canadian) to Ptarmigan, which was used as a drilling deposit to secure a one year extension granted by the Canada – Newfoundland and Labrador Offshore Petroleum Board (“C-NLOPB”). The drilling deposit is being expensed during 2007. The Agreement also requires the Company to drill an onshore-to-offshore exploration test-well in 2007 (“Phase 1”), which will test an offshore structure, and as the validation well, will extend the lease until January 2011 assuming the well is completed by July 15, 2008. The well was spud January 14, 2008. The Company will earn a one-third interest (33.3%) in the license for the completion of Phase 1. The Company will then conduct an offshore 3-D seismic program (“Phase 2”) by late 2008, to map in more detail four offshore features already identified by Ptarmigan using 2-D seismic data, which will earn the Company a further 26.7% of the License, for a total ownership of 60%.

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

On June 1, 2008, the Company entered into an agreement with Ptarmigan whereby the Company would sell its interest in the Agreement for $850,000, of which $250,000 was received in June 2008.

On July 5, 2008, Ptarmigan notified the Company the additional approvals needed from the DNR and CNLOPB to make the necessary changes to complete the drilling of the well could not be completed by July 15, 2008. The Ptarmigan Board of Directors resolved to terminate all plans for drilling of the well at Little Fort and as of July 15, 2008, license EL-1069 was defaulted to the crown.

For the six months ended June 30, 2008, the Company has recorded a gain on the sale of the license in the amount of approximately $250,000 and recorded an impairment charge of $1.1 million to reflect the termination of its activity with the Agreement.

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

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2008	2007
Building and improvements	$403,377	$415,356
Tangible oil producing equipment	18,016,086	18,016,086
Equipment and fixtures	190,999	542,102
	18,610,462	18,973,544
Less: Accumulated depreciation	(555,459)	(510,468)
Subtotal	18,055,003	18,463,076

Oil and gas leases	38,886,634	38,411,372
Less: Accumulated depletion	(3,704,264)	(2,692,427)
Net oil and gas leases	35,182,370	35,718,945

Total property, plant and equipment - net	$53,237,373	$54,182,021

Depreciation, depletion and amortization expense for the six months ended June 30, 2008 and 2007 was $1,076,987 and $407,662, respectively.

5.	PRE-PETITION FINANCING

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

As additional consideration for the loan, the Company issued to the lender 25,000 shares of the Company’s Common Stock, valued at $8,250 the fair value of the time of issuance. The shares of Common Stock were initially restricted but the Company has filed a registration statement on Form SB-2 to permit the resale of such shares of Common Stock. Interest expense for the six months ended June 30, 2008 and 2007 amounted to $1,500 and $2,063, respectively.

b)
During 2007, Mark Western, the president and chief executive officer of the Company (“Western”), advanced funds in the amount of $938,700. The funds are due upon demand and bear no interest. In December 2007, Western converted $645,000 of his debt into 2,347,369 shares of the Company’s common stock (valued at $0.25 - $0.38 per share. As of December 31, 2007, the balance due Western after repayments of $161,700 and partial conversion of debt to common stock was $132,000. During 2008, Western advanced an additional $13,300 and was repaid $7,815. As of June 30, 2008, the amount due Western was $137,485.

c)
In January 2008, Gerald Goodman, the chief financial officer of the Company (“Goodman”), loaned an aggregate of $90,000 to the Company. The loan bears no interest and is repayable upon demand. The purpose of the loan is to provide the Company additional working capital. The funds that Mr. Goodman used to make the loan to the Company was obtained throught the sale of shares of the Company's common stock owned by him to an independent third party, and such sale did not occur in market transactions. This sale by Mr. Goodman of his shares of common stock were privately negotiated and privately sold. On January 16, 2008, with approval of the Board of Directors of the Company, $90,000, the total amount of such loan, was converted to 625,000 shares of restricted common stock at a price per share equial to the price at which Mr. Goodman sold the original shares.

d)
Through December 31, 2007, Goodman had loaned additional aggregate of $100,000 to the Company. During 2008, Goodman loaned the Company an additional $34,000. The loans bear no interest and are repayable upon demand. The purpose of the loans is to provide the Company additional working capital. As of June 30, 2008 and December 31, 2007, the amount due Goodman was $134,000 and $100,000, respectively.

e)
During 2007, other shareholders advanced the Company $50,000. The loans have been extended and are due June 30, 2008 with interest at 10% per anum payable at maturity. The loans are currently in default. For the six months ended June 30, 2008, the Company recorded interest expense of $10,000.

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

The Company failed to make the agreed upon principal payments from March through June 2008 and failed to make its interest payment for April through June 2008. The Company is currently in default on its loan agreement. On June 26, 2008, the Company entered into a Forbearance Agreement with Goldman Sachs & Co. and its affiliates, including J. Aron & Company ( collectively the “Lenders”) and have agreed to a four month period during which the Lenders will forbear from exercising certain rights under the Credit and Guaranty Agreement and an ISDA Master Agreement dated May 11, 2007. In addition, the Lenders advanced an additional $1,488,750 to Tekoil & Gas Gulf Coast, LLC to used in connection with ongoing operations. See Note 2 for additional information regarding the Forbearance Agreement.

As of June 30, 2008, the debt was fully accreted to $35,700,950. As of August 20, 2008, the amount of the default is $6 million in principal and $1,826,935 in interest, and the total arrearage is $7,826,935.

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

For the six months ended June 30, 2008, interest expense amounted to $2,574,740. In addition, accretion of the debt discount amounted to $8,767,000 and is included in interest expense on the Company’s consolidated statement of operations.

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

In connection with the execution of the Loan Agreement, the Company and Tri Star entered into Deeds of Guarantee with each of Mark S. Western, Gerald Goodman, Francis G. Clear and Richard Creitzman (the Company’s Board of Directors) pursuant to which these individuals agreed to personally guarantee repayment of the Tri Star Loan. In exchange for these Deeds of Guarantee, the Company agreed to provide each guarantor with indemnification of liabilities incurred by each guarantor under such guarantees. For the six months ended June 30, 2008, interest expense amounted to $559,124.

The Company failed to make its interest payments from April through June 2008 and failed to make its principal payments commencing in May 2008. The guarantors received a demand letter requesting payment of approximately $948,000 in connection with this loan. The Company is currently in discussions to further extend the deadlines and/or renegotiate relevant terms in connection with the Tri Star loan.

As of August 20, 2008, the amount of the default is $2,832,888 in principal and $319,163 in interest, and the total arrearage is $3,152,051.

d)
On July 11, 2007 and December 6, 2007, the Company executed two unsecured promissory notes with Geophysical Pursuit, Inc. in the total amount of $983,500. The two unsecured notes bear interest at 8% annum and are due upon demand. The parties are in negotiations on repayment terms. For the six months ended June 30, 2008, interest expense amounted to $39,340.

e)
On October 3, 2007, the Company executed two promissory notes for a total amount of $50,000. The notes bear interest at 10% per annum and mature February 4, 2008. The notes have not been paid and the Company has received a demand letter from the lenders. For the six months ended June 30, 2008, interest expense amounted to $2,500.

f)
On November 13, 2007, the Company’s Newfoundland subsidiary executed an unsecured promissory note for $75,000. The note bears interest at 10% per annum and is payable on demand. For the six months ended June 30, 2008, interest expense amounted to $3,714.

g)
On March 18, 2008, the Company and Longfellow Energy LLP (“Longfellow”) entered into a Subscription Agreement pursuant to which Longfellow loaned the Company $1,000,000 pursuant to a certain convertible promissory note of the same date. The note bears interest at a rate of 5% per annum and it matures in 90 days and is also convertible at the option of Longfellow into shares of common stock at a conversion rate of $0.365 per share. The loan is currently in default as the principal and interest payments were not paid at maturity.

Pursuant to the Subscription Agreements, Longfellow purchased a convertible note for $1,000,000 which is convertible into 2,737,249 shares of Tekoil's common stock. The Company accounted for the convertible notes under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and related interpretation including EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Included and Potentially Settled in, a Company's Own Stock." The conversion is in excess of the fair market value at the date of the agreement and there was no beneficial conversion factor recorded in connection with the note.

Interest expense for the six months ended June 30, 2008 amounted to $14,281.

It is the Company’s belief that all outstanding debt, including the Tekoil guarantee on the Tekoil & Gas Gulf Coast, LLC debt, may be subject to compromise in the reorganization process. In accordance with the provisions of SOP 90-7, the Company classified the remaining $47.0 million outstanding under these obligations as “Liabilities Subject to Compromise” in the accompanying unaudited consolidated balance sheet and has continued to record interest expense at the stated post-petition contractual amounts.

6.	LIABILITIES SUBJECT TO COMPROMISE

Under bankruptcy laws, actions by creditors to collect amounts owed prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against Tekoil. Substantially all unsecured liabilities as at the Petition Date, except those covered under certain first day motions filed with the Bankruptcy Court, have been classified as “Liabilities Subject to Compromise” in the June 30, 2008 consolidated balance sheet.

The following table summarizes the components of the “Liabilities Subject to Compromise” in the unaudited accompanying consolidated balance sheet as of June 30, 2008

Accounts payable	$3,108,194
Accrued expenses	392,490
Debt	47,014,999
$50,515,683

7.	INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

At June 30, 2008, the Company has a net operating loss carryforward of approximately $4.8 million which expires in various years through 2020. Deferred income taxes reflect the impact of the net operating loss carry-forwards. In recognition of the uncertainty regarding the ultimate amount of tax benefits to be derived from the Company’s net operating loss carry-forwards, the Company has recorded a valuation allowance for the entire amount of the deferred asset.

8.	ROYALTY PAYABLE

The Company has various royalty arrangements with non-working interest owners. As of June 30, 2008 and December 31, 2007, the Company owed royalties of $2,353,864 and $2,106,095, respectively, to non-working interest owners, of which approximately $1.4 million represents the present value of future royalties due Goldman Sachs E & P Capital.

9.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
	2008	2007

Oil and gas properties	$-	$506,796
Professional fees	-	1,034,631
Price risk market activity	-	129,864
Insurance expense	-	163,000
Interest expense	1,366,164	111,513
Other	-	170,022
	$1,366,164	$2,115,826

10.	ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. The fair value of asset retirement obligation liabilities has been calculated using an expected present value technique. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in the Company’s asset retirement obligations fair value estimate since a reasonable estimate could not be made. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. There was no amortization during the year ended December 31, 2007. For the six months ended June 30, 2008 the Company recorded amortization expense of $131,477. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires the Company to record a liability for the fair value of the dismantlement and abandonment costs, excluding salvage values.

The following table describes the change in the Company’s asset retirement obligations for the six months ended June 30, 2008 and the year ended December 31, 2007:

Asset retirement obligation at December 31, 2006	$-
Additional retirement obligations recorded in 2007	6,370,000
Settlements during 2007	-
Revisions to estimates and other changes during 2007	(2,365,000)
Asset retirement obligation at December 31, 2007	4,005,000

Additional retirement obligations recorded in 2008	-
Settlements during 2008	-
Revisions to estimates and other changes during 2008	-
Accretion expense	8,572
Asset retirement obligation at June 30, 2008	$4,013,572

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

11.	STOCKHOLDERS' EQUITY

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

Treasury Stock

On October 15, 2007 the Company agreed to repurchase 500,000 shares of its common stock from an investor for $275,000. As of June 30, 2008, the Company advanced the investor $175,000 and the balance is included in liabilities subject to compromise on the Company’s consolidated balance sheet.

Options and Warrants

The Company had the following warrants outstanding at June 30, 2008:

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

In August 2007, the Company granted options to the Board of Directors to purchase seven million shares of the Company’s Common Stock at an exercise price of $1.00 per share, the fair value at the time of grant. The options vest immediately and expire in five years. The Company recorded compensation expense of approximately $-0- during the six months ended June 30, 2008 in connection with the stock options.

A summary of option transactions follows:

	Number	Weighted Average
	of	Exercise
	Options	Price
Outstanding at January 1, 2008	7,000,000	$1.00
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-

Outstanding at June 30, 2008	7,000,000	$1.00

Options exercisable:
June 30, 2008	7,000,000	$1.00

In March 2008, the Company granted Spencer Clarke LLC a warrant to purchase 285,714 shares of the Company’s common stock at $0.28 per share for a period of five years. For the six months ended June 30, 2008, the Company recorded consulting expense of $75,000.

The aggregated intrinsic value of options outstanding and exercisable at June 30, 2008, was de minimus. The aggregate intrinsic value represents the total pre-tax value (the difference between the Company’s closing stock price on the last trading day of June, 2008 and the exercise price, multiplied by the number of in-the money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. The amount of aggregate intrinsic value will change based on the fair-market value of the Company’s common stock.

12.	BUSINESS SEGMENT INFORMATION

The Company operates in one industry and has two reportable segments. The segments are geographic and include the United States and Canada. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income (loss).

The following is a summary of key financial data:

	SIx Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Total Revenues:
United States	$3,379,178	$2,155,687	$1,038,835	$2,155,687
Canada	-	-	-	-
	$3,379,178	$2,155,687	$1,038,835	$2,155,687
Income (loss) from Operations:
United States	$(6,477,460)	$(1,222,917)	$(3,861,645)	$(780,304)
Canada	(1,013,648)	10,047	(1,022,167)	1,700
	$(7,491,108)	$(1,212,870)	$(4,883,812)	$(778,604)

13.	OIL AND NATURAL GAS HEDGING ACTIVITIES

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

As of June 30, 2008, the estimated fair value of the Company’s oil and natural gas contracts resulted in a loss of $10,561,930, of which $8,404,526 has been expensed for the six months ended June 30, 2008. These derivative agreements expire at various dates through April 29, 2011.

Net settlements under these contracts decreased oil and natural gas revenues by $1,735,845 for the six months ended June 30, 2008 and increased oil and natural gas revenues by $44,656 for the six months ended June 30, 2007 as a result of hedging transactions.

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

The fair value of hedging agreements is recorded on the consolidated balance sheet as assets or liabilities. The estimated fair value of hedging agreements as of June 30, 2008, is provided below:

					Estimated
					Fair Value
		Notional	Floor Price	Ceiling Price	Asset (Liability)
	Type	Amount	($ per unit)	($ per unit)	June 30, 2008
NATURAL GAS (MMBTU)
May 2007 - April 2011	Collar	711,093	$7.62	$7.62	$(5,991,333)

CRUDE OIL (BBLS)
May 2007 - April 2011	Collar	99,977	$65.00	$65.00	(4,570,597)

					$(10,561,930)

14.	LEGAL PROCEEDINGS

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

In August 2008, Masters and the plaintiff reached an agreement settling all claims for the alleged undelivered oil and gas. All claims against the Company have been dismissed.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Recent Developments

Voluntary Chapter 11 Filing

On June 11, 2008, Tekoil (the “Debtor”) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of Texas Galveston Division (the “Bankruptcy Court”), Case Number 08-80270. On June 30, 2008, the official committee of unsecured creditors was appointed in the Bankruptcy Case. Tekoil is continuing to operate as a debtor-in-possession under the jurisdiction of the Bankruptcy Court. In general, as a debtor-in-possession, the Company is authorized under the Bankruptcy Code to operate as an ongoing business but may not engage in transactions outside the ordinance course of business without the prior approval of the Bankruptcy Court.

Forbeance Agreeement

On June 26, 2008, Tekoil and Tekoil & Gas Gulf Coast, LLC, entered into a Forbearance Agreement, bringing to a standstill efforts by certain lenders to foreclose on the assets of Tekoil and Tekoil & Gas Gulf Coast, LLC. Under the forbearance agreement, Goldman Sachs & Co. and its affiliates, including J. Aron and Company (collectively the “Lenders”) have agreed to a four month period during which the Lenders will forbear from exercising certain rights under the Credit and Guaranty Agreement and ISDA Master Agreement dated May 11, 2007. In addition, the Lenders will make available $1.5 million in additional funds beyond revenues generated by Tekoil & Gas Gulf Coast, LLC, which will be used in connection with ongoing operations. The Forbearance Agreement further provides for a budget to be agreed to by the Lenders, Tekoil and Tekoil & Gas Gulf Coast, LLC, based on reports and forecasts to be submitted weekly by Tekoil & Gas Gulf Coast, LLC, to be sure that available funds are used for necessary operating expenses and that such expenses are paid.

A key component of the Forbearance Agreement is a mechanism and timetable for hiring a broker to market Tekoil & Gas Gulf Coast LLC’s properties, with the sale of such interests to be conducted on or before October 31, 2008. All officers of Tekoil and Tekoil & Gas Gulf Coast, LLC shall remain in place during the term of the Forbearance Agreement, and nothing in the Forbearance Agreement precludes any party from reaching an agreement with Tekoil to fund a plan of reorganization in Tekoil’s bankruptcy, provided such plan satisfies both secured and unsecured creditors of Tekoil.

Tekoil believes that the Forbearance Agreement provides breathing space for Tekoil and Tekoil & Gas Gulf Coast, LLC to obtain buyers for the Tekoil & Gas Gulf Coast, LLC’s properties at a fair market price.

The Bankruptcy Court has not approved the Forbearance Agreement and the lenders have noticed a foreclosure sale on Tekoil & Gas Gulf Coast, LLC’s properties on September 2, 2008.

Tekoil is currently in negotiations with the lenders in connection with the foreclosure actions.

Asset Impairment

On July 5, 2008, Ptarmigan Resources Limited (“Ptarmigan”) notified the Company the additional approvals needed from the Division of Natural Resources and the Canada-Newfoundland and Labrador Offshore Petroleum Board to make the necessary changes to complete the drilling ff the well in Western Newfoundland could not be completed by July 15, 2008. The Ptarmigan Board of Directors resolved to terminate all plans for drilling of the well at Little Fort and as of July 15, 2008, license EL-1069 was defaulted to the crown. The Company, on June 1, 2008, entered into an agreement with Ptarmigan whereby the Company would sell its interest in the license, acquired in a Farmout Agreement on January 4, 2007. Due to the default and the return of the license to the crown, the Company impaired its assets and recorded a charge of approximately $1.1 million.

Departure of Directors or Certain Officers

In July, 2008, Francis Clear, the Company’s Chief Operating Officer resigned his position.

Effective August 10, 2008, in accordance with Section 228 of the Delaware General Corporation Law and Article II, Section 7 of the Company’s By-Laws, holders of that number of shares of the Company’s outstanding stock having not less than the minimum number of votes that would be necessary to remove one or more directors of the Company have signed a written consent removing the following persons from the Company’s Board of Directors:

Francis G. Clear

Michael Vosbein

Richard Creitzman

The Written consent was effective 1:10 p.m. Orlando, Florida time on August 10, 2008, which is the time that the last counterpart signature page to the written consent was received.

Effective August 12, 2008, Michael Vosbein, Executive Vice President and Margaret Horge, Vice President of Corporate Relations were terminated.

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

Liabilities Subject to Compromise. Under bankruptcy law, actions by creditors to collect amounts owed prior to the Petition Date are stayed and certain other pre-petitional contractual obligations may not be enforced against Tekoi. Substantially, all unsecured liabilities as of the Petition Date, except those covered under certain first day motions filed with the Bankruptcy Court, have been classified as “Liabilities Subject to Compromise” in the current unaudited consolidated balance sheet.

Plan of Operation

Forecasted Activities September 2008 to September 2009

We have identified the following objectives for the 12-month period ending June 30, 2009:

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

In January 2007, we executed a Farmout Agreement with Ptarmigan Resources Limited with respect to Ptarmigan’s offshore exploration license EL-1069. The license covers approximately 140,000 hectares, or 346,500 acres of offshore surface area, in the shallow waters of the Gulf of St. Lawrence north of the Port au Port peninsula in western Newfoundland. We were required to drill an onshore-to-offshore test well, which test well was completed on January 14, 2008, tested an offshore structure and, as the validation well, extended the lease until January 2011 (Phase 1). We were granted a 6 month extension to drill this well. We will earn a one-third interest (33.3%) in the license for the completion of Phase 1.

On June 1, 2008, the Company entered into an agreement with Ptarmigan whereby the Company would sell its interest in the Agreement for $850,000, of which $250,000 was received in June 2008.

On July 5, 2008, Ptarmigan notified the Company the additional approvals needed from the DNR and CNLOPB to make the necessary changes to complete the drilling of the well could not be completed by July 15, 2008. The Ptarmigan Board of Directors resolved to terminate all plans for drilling of the well at Little Fort and as of July 15, 2008, license EL-1069 was defaulted to the crown.

For the six months ended June 30, 2008, the Company has recorded a gain on the sale of the license in the amount of $250,000 and recorded an impairment charge of $1.1 million to reflect the termination of its activity with the Agreement.

On May 11, 2007, our majority-owned subsidiary, Tekoil and Gas Gulf Coast, LLC acquired four oil and gas properties, consisting of interests in Trinity Bay, Redfish Reef, Fishers Reef and North Point Bolivar Fields, located in Galveston and Chambers Counties in Galveston Bay, Texas pursuant to a Purchase and Sale Agreement with Masters Resources, LLC and Masters Oil and Gas, LLC. Our efforts with respect to these properties for the near future will be focused on improving operations and putting in place cost control measures. Beginning in the third quarter of 2007, we began conducting recompletions and workovers on the wells located on these properties. We anticipate that such activities will continue through 2008.

Liquidity and Capital Resources

On June 11, 2008, Tekoil filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Texas Galveston Division. Tekoil is continuing to operate as a debtor-in-possession under the jurisdiction of the Bankruptcy Court. In general, as a debtor-in-possession, the Company is authorized under the Bankruptcy Code to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of Bankruptcy Court.

Pursuant to the Bankruptcy Code, the Debtors’ pre-petition obligations, including obligations under debt instruments, generally may not be enforced against them. In addition, any actions to collect pre-petition indebtedness are automatically staged unless the stay is lifted by the Bankruptcy Court.

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Bankruptcy Case raises substantial doubt about the Company’s ability to remain a going concern. The Company’s continuation as a going concern is contingent upon, among other things, its ability (i) to obtain a DIP Credit Agreement (ii) to reduce administrative, operating and interest costs and liabilities through the bankruptcy process; (iii) to generate sufficient cash flow from operations; (iv) to return to profitability; (v) to obtain confirmation of a plan of reorganization under the Bankruptcy Code and (vi) to obtain financing to facilitate an exit from bankruptcy. In the event the Company’s restructuring activities are not successful and it is required to liquidate, additional significant adjustments will be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception through June 30, 2008, we have expended approximately $52.9 million for operating and investing activities, which has been funded by investments of approximately $8.0 million from our shareholders and $48.5 million from borrowings.

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

On March 18, 2008, the Company and Longfellow Energy LP (“Subscriber”) entered into a Subscription Agreement pursuant to which Subscriber loaned the Company $1,000,000 pursuant to a certain Convertible Promissory Note of the same date. The note bears interest at a rate of 5% per annum and it matures in 90 days and is also convertible at the option of Subscriber into shares of Common Stock at a conversion rate of $.365 per share. The loan is currently in default as the principal and interest payments were not paid at maturity.

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

The Lender Parties currently allege that the Company failed to meet certain deadlines set forth in the fourth amendment to the Credit Agreement and the Company is currently in discussions to further extend the deadlines and/or renegotiate relevant terms in connection therewith for (i) compliance with the PDP Collateral Coverage Ratio set forth in the Credit Agreement, (ii) delivery of the required PDP Reserve Report, (iii) delivery of $1 million principal payment for March 2008 and April 2008, (iv) delivery of certain title opinions, (v) delivery of financial statements for fiscal year ended December 31, 2007 with related certified public accountant’s opinion and report, (vi) settlement in full of obligations under certain promissory notes payable to Geophysical Pursuit, Inc. (vii) delivery of interest payment for April 2008 and (vii) delivery of hedging obligation for May 2008. As a result, they have increased the interest rate under the credit facility by an additional 300 basis points and reserved the right to resort to other remedies in the future. On June 26, 2008, Tekoil and Tekoil & Gas Gulf Coast, LLC, entered into a Forbearance Agreement, bringing to a standstill efforts by certain lenders to foreclose on the assets of Tekoil and Tekoil & Gas Gulf Coast, LLC. Under the forbearance agreement, Goldman Sachs & Co. and its affiliates, including J. Aron and Company (collectively the “Lenders”) have agreed to a four month period during which the Lenders will forbear from exercising certain rights under the Credit and Guaranty Agreement and ISDA Master Agreement dated May 11, 2007. In addition, the Lenders will make available $1.5 million in additional funds beyond revenues generated by Tekoil & Gas Gulf Coast, LLC, which will be used in connection with ongoing operations. The Forbearance Agreement further provides for a budget to be agreed to by the Lenders, Tekoil and Tekoil & Gas Gulf Coast, LLC, based on reports and forecasts to be submitted weekly by Tekoil & Gas Gulf Coast, LLC, to be sure that available funds are used for necessary operating expenses and that such expenses are paid. As of June 30, 2008, the debt due was $35,700,950. As of August 20, 2008, the amount of the default is $6 million in principal and $1,826,935 in interest, and the total arrearage is $7,826,935.

A key component of the Forbearance Agreement is a mechanism and timetable for hiring a broker to market Tekoil & Gas Gulf Coast LLC’s properties, with the sale of such interests to be conducted on or before October 31, 2008. All officers of Tekoil and Tekoil & Gas Gulf Coast, LLC shall remain in place during the term of the Forbearance Agreement, and nothing in the Forbearance Agreement precludes any party from reaching an agreement with Tekoil to fund a plan of reorganization in Tekoil’s bankruptcy, provided such plan satisfies both secured and unsecured creditors of Tekoil.

Tekoil believes that the Forbearance Agreement provides breathing space for Tekoil and Tekoil & Gas Gulf Coast, LLC to obtain buyers for the Tekoil & Gas Gulf Coast, LLC’s properties at a fair market price.

The Bankruptcy Court has not approved the Forbearance Agreement and the lenders have noticed a foreclosure sale on Tekoil & Gas Gulf Coast, LLC’s properties on September 2, 2008.

Tekoil is currently in negotiations with the lenders in connection with the foreclosure actions.

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

The Company failed to make its interest payments from April 2008 through August 2008 and failed to make principal payments from May 2008 through August 2008. The guarantors received a demand letter requesting payment of approximately $948,000 in connection with this loan. As of August 20, 2008, the amount of the default is $2,283,888 in principal and $319,163 in interest, and the total arrearage is $3,152,051. The Company is currently in discussions to further extend the deadlines and/or renegotiate relevant terms in connection with the loan.

In January 2007, we executed a Farmout Agreement with Ptarmigan Resources Limited with respect to Ptarmigan’s offshore exploration license EL-1069. We paid Ptarmigan $214,000 USD ($250,000 Canadian), which was used as a drilling deposit to secure a one-year extension of the License from the Canada - Newfoundland and Labrador Offshore Petroleum Board. We were also required to drill an onshore-to-offshore test well during, which was completed on January 14, 2008, tested an offshore structure and, as the validation well, extended the lease until January 2011 assuming the well is completed by July 15, 2008. (Phase 1). We will earn a one-third interest (33.3%) in the license for the completion of Phase 1. We may then conduct an offshore 3D seismic program by late 2008, to map in more detail four offshore features already identified by Ptarmigan using 2D seismic data, which will earn the Company a further 26.7% of the license, for a total ownership of 60% (Phase 2).

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

On June 1, 2008, the Company entered into an agreement with Ptarmigan whereby the Company would sell its interest in the Agreement for $850,000, of which $250,000 was received in June 2008.

On July 5, 2008, Ptarmigan notified the Company the additional approvals needed from the DNR and CNLOPB to make the necessary changes to complete the drilling of the well could not be completed by July 15, 2008. The Ptarmigan Board of Directors resolved to terminate all plans for drilling of the well at Little Fort and as of July 15, 2008, license EL-1069 was defaulted to the crown.

For the six months ended June 30, 2008, the Company has recorded a gain on the sale of the license in the amount of $250,000 and recorded an impairment charge of $1.1 million to reflect the termination of its activity with the Agreement.

We will need to raise additional capital of approximately $35 million to proceed with the 3D seismic program. We will also need to raise an additional $15 million to proceed with our drilling rig refurbishment program. The Company has begun to generate revenues through our Tekoil and Gas Gulf Coast, LLC subsidiary. We are currently in negotiations with various investors, primarily for debtor-in-possession financing, but there can be no assurance that such funds will be available to us or that adequate funds from debt or equity financing will be available when needed or on terms satisfactory to us. Our failure to obtain adequate additional financing may require us to delay or curtail some of our business efforts. Additional equity financing may involve substantial dilution to our existing shareholders.

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

Results of Operations

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

Revenues increased from $2,155,687 in 2007 to $3,379,178 in 2008 as the 2008 revenues are for the six months and the 2007 revenues are only from May 11, 2007 through June 30, 2007. The 2008 revenues are severely impacted by approximately $1.7 million of settlements under hedging contracts which was a reduction of total revenue.

Lease Operating Expenses

Lease operating expenses increase from $1,308,010 in 2007 to $4,486,026 in 2008. The increase is primarily attributable to the inclusion of expenses in 2007 only from May 11, 2007 through June 30, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased from $1,551,985 in 2007 compared to $3,927,260 in 2008. The increase is primarily due to inclusion of expenses in 2008 for the full year as opposed to only one and a half months for the newly acquired subsidiary and the increase in professional fees in connection with the Company’s voluntary petition for relief in bankruptcy.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased from $387,574 in 2007 to $1,076,987. The increase is primarily attributable to depletion of its recently acquired oil and gas properties in Galveston, Texas.

Loss on Abandonment

The Company recorded an impairment charge in the amount of $1.1 million in 2008 due to the termination of their Farmout Agreement in Newfoundland, Canada.

Interest Expense

Interest expense increased from $894,327 in 2007 to $12,014,632 in 2008. The increase is primarily due to interest expense for the six months of 2008 compared to 1.5 months in 2007 and the accretion of $8.7 million due to the default on its obligation in connection with the financing of its Galveston, Texas oil and gas properties.

Provision for Price Risk Market Activity

The Company has recorded a liability of $8.4 million during the six months ended June 30, 2008, to reflect its hedging obligation under a contract that expires in 2011. The increase is attributable to the rising price of oil as compared to its hedge price of $65 for oil and $7.62 for natural gas.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The Company attributes the increase in expenses to the reasons described in the six months analysis. The decrease in revenue is primarily attributable to the reduction in revenue under the settlements of the hedging contracts during the second quarter of 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Price Risk Market Activity – The Company addresses market risk by selecting instruments where value-fluctuation correlates with the underlying commodity being hedged. From time to time, the Company enteres into derivative contracts to hedge price risks associated with a portion of anticipated futrue oil and gas production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements.

Item 4T. Controls and Procedures

As of June 30, 2008, the end of the period covered by this quarterly report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officer”) conducted evaluations of the Company’s disclosures controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the terms disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Further, there were no changes in the Company’s internal control over financial reporting during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION
Item 1. Legal Proceedings.

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

In August 2008, Masters and the plaintiff reached an agreement settling all claims for the alleged undelivered oil and gas. All claims against the Company have been dismissed.

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

The Company failed to make the agreed upon principal payments from March through June 2008 and failed to make its interest payment for April through June 2008. The Company is currently in default on its loan agreement. On June 26, 2008, the Company entered into a Forbearance Agreement with Goldman Sachs & Co. and its affiliates, including J. Aron & Company ( collectively the “Lenders”) and have agreed to a four month period during which the Lenders will forbear from exercising certain rights under the Credit and Guaranty Agreement and an ISDA Master Agreement dated May 11, 2007. In addition, the Lenders advanced an additional $1,488,750 to Tekoil & Gas Gulf Coast, LLC to used in connection with ongoing operations.

As of June 30, 2008, the amount due on the debt facility was $35,700,950. As of August 20, 2008, the amount of the default is $6 million in principal and $1,826,935 in interest, and the total arrearage is $7,826,935.

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

In connection with the execution of the Loan Agreement, the Company and Tri Star entered into Deeds of Guarantee with each of Mark S. Western, Gerald Goodman, Francis G. Clear and Richard Creitzman (the Company’s Board of Directors) pursuant to which these individuals agreed to personally guarantee repayment of the Tri Star Loan. In exchange for these Deeds of Guarantee, the Company agreed to provide each guarantor with indemnification of liabilities incurred by each guarantor under such guarantees. For the six months ended June 30, 2008, interest expense amounted to $559,124.

The Company failed to make its interest payments from April through August 2008 and failed to make principal payments from May through August 2008. The guarantors received a demand letter requesting payment of approximately $948,000 in connection with this loan. The Company is currently in default on its loan agreement. The Company is currently in discussions to further extend the deadlines and/or renegotiate relevant terms in connection with the Tri Star Loan.

As of August 20, 2008, the amount of the default is $2,832,888 in principal and $319,163 in interest, and the total arrearage is $3,152,051.

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
Tekoil & Gas Corporation Omnibus Equity Plan, adopted by the Company’s Board of Directors on August 15, 2007. (filed as Exhibit 10.52 to the Company’s Form 8-K dated August 15, 2007, and filed with the SEC on August 21, 2007)*

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

10.78	-
Notice of Acceleration and Demand, dated May 29, 2008, from J. Aron & Company, as Lead Arranger, Syndication Agent, Lender Couterparty and a Lender, to the Company, Subsidiary and Mark S. Western. (filed as Exhibit 10.78 to the Company’s Form 8-K dated May 29, 2008 and filed with the SEC on June 5=4, 2008)

10.79	-	Notice of Foreclosure Sale, dated May 30, 2008 (filed as Exhibit 10.78 to the Company’s Form 8-K dated May 29, 2008 and filed with the SEC on June 5=4, 2008)

10.80	-
Press Released, dated June 11, 2008 entitled “Tekoil &Gas Corporation Files for Chapter 11 Protection” (filed as Exhibit 10.80 to the Company’s Form 8-K dated June 11, 2008 and filed with the SEC on June 12, 2008)

10.81	-	Notice of Foreclosure Sales – Galveston County, Texas, dated June 5, 2008 (filed as Exhibit 10.81 to the Company’s Form 8-K dated June 11, 2008 and filed with the SEC on June 12, 2008)
10.82	-	Notice of Foreclosure Sale – Chambers County, dated June 5, 2008 (filed as Exhibit 10.82 to the Company’s Form 8-K dated June 11, 2008 and filed with the SEC on June 12, 2008)
10.83	-	Forbearance Agreement, dated June 26, 2008 (filed as Exhibit 10.83 to the Company’s Form 8-K dated June 26, 2008, and filed with the SEC on July 2, 2008)
10.84	-	Letter to Kenneth C. Wright dated August 11, 2008 (filed as Exhibit 10.84 to the Company’s Form 8-K dated August 11, 2008 and filed with the SEC on August 15, 2008)

11.1	-	Statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this report on Form 10-QS.

31.1	-	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	-	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	-	Certifications of Chief Executive Officer pursuant to Section 1350 (furnished herewith)

32.2	-	Certifications of Chief Executive Officer pursuant to Section 1350 (furnished herewith)

* Incorporated herein by reference. SEC File No. 0-52100

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKOIL & GAS CORPORATION

Date: August 19, 2008	By:	/s/ Mark S. Western
Mark Western
President and Chief Executive Officer

Date: August 19, 2008	By:	/s/ Gerald Goodman
Gerald Goodman
Chief Financial Officer