Form 10-Q
period 2008-09-30
TEKOIL & GAS CORP
filed 2008-11-12
CIK 1368154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from     to

Commission File Number:  0-52100

TEKOIL & GAS CORPORATION

(Exact name of small business issuer as specified in its charter)

DELAWARE	34-2035350
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5036 Dr. Phillips Blvd. Suite 232 Orlando, Florida	32819
(Address of principal executive offices)	(Zip Code)

(407) 876-4482

(Issuer's telephone number)

25025 I-45 NORTH, STE 525, THE WOODLANDS, TEXAS      77380

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
Yes ☐  No ☒

At November 1, 2008, there were 55,734,951 shares of Common Stock, $0.000001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TEKOIL & GAS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

			Page
PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements	1

		Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (Unaudited)	2

		Consolidated Statements of Operations for the Nine and three months ended September 30, 2008 and 2007 (Unaudited)	3

		Consolidated Statements of Stockholders’ Equity (Deficiency) for the period January 1, 2007 through September 30, 2008 (Unaudited)	4

		Consolidated Statements of Cash Flows for the Nine months ended September 30, 2008 and 2007 (Unaudited)	5 - 6

		Notes to Unaudited Consolidated Financial Statements	7 – 31

	Item 2.	Management’s Discussion and Analysis or Plan of Operation	32 – 48

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

	Item 4T.	Controls and Procedures	49

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	50

	Item 2.	Unregistered Sales of Equity and Securities and Use of Proceeds	51 - 53

	Item 3.	Defaults Upon Senior Securities	53 - 54

	Item 6.	Exhibits	55 - 61

		Signatures	62

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

The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results for the entire fiscal year or for any other period.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
(Debtor-In-Possession)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$820,362	$3,070,834
Marketable securities - restricted	5,879,261	6,527,419
Accounts receivable	518,219	1,974,277
Inventory	-	25,103
Prepaid expenses	632,981	710,837
Total Current Assets	7,850,823	12,308,470

Property and Equipment - net:
Oil and gas mineral interests, equipment and facilities (full cost method of accounting)	52,799,029	54,182,021

TOTAL ASSETS	$60,649,852	$66,490,491

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$139,888	$4,293,831
Accrued expenses	543,689	2,115,826
Royalties payable	699,795	570,230
Notes payable - related parties	-	432,000
Current portion of long-term debt	-	31,533,893
Asset retirement obligation	225,000	343,000
Total Current Liabilities	1,608,372	39,288,780

Long-term Liabilities:
Royalties payable	1,379,615	1,535,865
Long-term debt - less current portion above	-	6,357,122
Price risk market activity	-	2,157,404
Asset retirement obligations	3,792,857	3,662,000
Total Long-term Liabilities	5,172,472	13,712,391

TOTAL LIABILITIES	6,780,844	53,001,171

Minority interest in consolidated subsidiary	530,564	5,251,990

Liabilities subject to compromise	62,874,123	-

Commitments and Contingencies

Stockholders' Equity (Deficiency):

Preferred Stock, $.00000001 par value, authorized 20,000,000 shares

Series A Convertible Preferred Stock, -0- shares issued and outstanding at September 30, 2008 and December 31 2007, respectively	-	-

Common stock,par value $.000001 per share authorized 200,000,000 shares;55,734,951 and 53,141,973 shares issued and outstanding at September 30, 2008 and December 31 2007, respectively	56	53
Additional paid-in capital	34,651,857	33,551,558
Cummulative other comprehensive income	33,897	45,274
Deficit	(43,946,489)	(25,084,555)
	(9,260,679)	8,512,330
Less cost of common stock in treasury,500,000 shares	(275,000)	(275,000)

Total Stockholders' Equity (Deficiency)	(9,535,679)	8,237,330

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$60,649,852	$66,490,491

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
(Debtor-In-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:

Oil sales	$2,460,572	$3,022,058	$4,131	$1,703,148
Gas sales	969,086	1,369,496	298,443	762,283
Transportation income	252,094	588,784	-	359,220

Total revenues	3,681,752	4,980,338	302,574	2,824,651
Less: Production taxes	269,964	154,168	27,112	31,180

Net revenues	3,411,788	4,826,170	275,462	2,793,471

Cost and expenses:
Leasehold operating expenses (including workover costs)	5,964,726	3,700,159	1,478,700	2,394,149
Selling, general and administrative expenses	4,588,418	3,473,063	661,158	1,921,078
Depreciation, depletion and amortization	1,505,266	409,683	428,279	22,109
Compensatory element of common stock issuance	-	5,158,900	-	5,158,900
Loss on abandonment	1,113,645	-	(23,516)	-
	13,172,055	12,741,805	2,544,621	9,496,236

Loss from operations	(9,760,267)	(7,915,635)	(2,269,159)	(6,702,765)

Other income (expense):
Other income (loss)	(1,059)	3,535	(392)	2
Sale of license	240,540	-	(7,050)	-
Interest income	138,706	78,659	32,879	78,659
Interest expense	(13,522,854)	(2,741,075)	(1,508,222)	(1,846,751)
Provision for price risk market activity	(678,425)	-	7,726,101	-
	(13,823,092)	(2,658,881)	6,243,316	(1,768,090)

(Loss) income before minority interest	(23,583,359)	(10,574,516)	3,974,157	(8,470,855)

Minority interest share of (income) loss of consolidated subsidiary	4,721,425	778,684	(1,118,700)	557,969

(Loss) income before provision for income taxes	(18,861,934)	(9,795,832)	2,855,457	(7,912,886)

Provision for income taxes	-	-	-	-

Net (loss) income	$(18,861,934)	$(9,795,832)	$2,855,457	$(7,912,886)

Loss (income) per common share - basic	$(0.34)	$(0.24)	$0.05	$(0.07)

Weighted average number of common shares outstanding - basic	55,703,318	41,469,996	55,734,597	45,608,109

Loss (income) per common share - diluted	$(0.34)	$(0.24)	$0.04	$(0.07)

Weighted average number of common shares outstanding - diluted	55,703,318	41,469,996	70,228,989	45,608,109

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
(Debtor-In-Possession)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)

							Additional		Cumulative
							Paid		Other
		Comprehensive	Common Stock		Series A Preferred Stock		in	Treasury	Comprehensive
	Total	(Loss)	No of shares	Amount	No of shares	Amount	Capital	Stock	Income (loss)	Deficit

Balance, January 1, 2007	$1,139,321.00		21,624,175	$22	2,985,000	$-	$6,758,637	$-	$(772)	$(5,618,566)

Sale of preferred stock	1,047,000		-	-	1,047,000	-	1,047,000	-		-

Issuance of 9,000,000 shares of stock for acquisition	15,900,000		9,000,000	9	-	-	15,899,991	-

Issuance of 900,000 warrants (valued at $.44 per share)	400,000	-	-	-	-	-	400,000	-

Conversion of preferred stock into common stock	-	-	12,266,000	12	(4,032,000)	-	(12)	-

Sale of common stock	2,745,252		6,218,429	6			2,745,246	-	-

Issuance of stock options (valued at $0.064 per share)	4,492,500		-	-	-	-	4,492,500	-	-	-

Issuance of common stock for services (valued at $0.40 per share)	677,400		1,686,000	2	-	-	677,398	-	-	-

Issuance of stock options (valued at $0.28 per share)	885,800	-	-	-	-	-	885,800	-	-	-

Issuance of common stock for debt (valued at $0.25 - $0.38 per share)	645,000	-	2,347,369	2	-	-	644,998	-	-

Acquisition of treasury stock	(275,000)	-	-	-	-	-	-	(275,000)	-	-

Net loss	(19,465,989)	$(19,465,989)	-	-	-	-	-		-	(19,465,989)

Currency translation adjustment - net of taxes	46,046	46,046	-	-	-	-	-		46,046	-
Comprehensive (loss)		$(19,419,943)

Balance, December 31, 2007	8,237,330		53,141,973	53	-	-	33,551,558	(275,000)	45,274	(25,084,555)

Capital contribution	429,702		-	-	-	-	429,702	-		-

Issuance of common stock for services (valued at $0.083 and $0.225 per share)	455,599		1,817,978	3	-	-	455,596	-	-	-

Issuance of stock warrants (valued at $0.28 per share)	75,000	-	-	-	-	-	75,000	-	-	-

Issuance of common stock for debt (valued at $0.144 - $0.333 per share)	140,001	-	775,000	-	-	-	140,001	-	-

Net loss	(18,861,934)	$(18,861,934)	-	-	-	-	-		-	(18,861,934)

Currency translation adjustment - net of taxes	(11,377)	(11,377)	-	-	-	-	-		(11,377)	-
Comprehensive (loss)		$(18,873,311)

Balance, September 30, 2008	$(9,535,679)		55,734,951	$56	-	$-	$34,651,857	$(275,000)	$33,897	$(43,946,489)

See notes to unaudited consolidated
financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
(Debtor-In-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(18,861,934)	$(9,795,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	1,505,266	409,963
Non-cash fair value of stock for services	455,598	5,158,900
Non-cash fair value of stock warrants	75,000	-
Price risk market activity	(2,157,404)	-
Minority interest loss	(4,721,426)	(781,881)
Accretion on long term debt	8,767,000	826,282
Loss on abandonment	1,113,644	-
Changes in operating assets and liabilities:	11,692,751	5,628,351
Net Cash Used in Operating Activities	(2,131,505)	1,445,783

Cash flows from investing activities:
Purchase of property, plant and equipment	(16,765)	(193,303)
Payment on acquisition	-	(32,594,212)
Purchase of oil and gas properties	(1,200,538)	(1,241,060)
Proceeds from sale of marketable securities - restricted	786,863	-
Net Cash Flows Used in Investing Activities	(430,440)	(34,028,575)

Cash flows from financing activities:
Proceeds from capital contribution	429,702	-
Proceeds from issuance of common stock	-	1,617,750
Proceeds from borrowings	2,488,750	36,752,200
Payment for marketable securities - restricted	-	(6,370,000)
Proceeds from issuance of preferred stock	-	1,047,000
Repayment of debt	(2,562,827)	(3,606)
Proceeds from borrowings - related parties	269,996	585,000
Repayment of debt - related parties	(140,765)	-
Repayment of royalties	(156,250)	(307,035)
Net Cash Flows Provided by Financing Activities	328,606	33,321,309

Effect of exchange rate changes on cash	(17,133)	87,898

Net increase (decrease) in cash	(2,250,472)	826,415

Cash - beginning of period	3,070,834	294,021

Cash - end of period	$820,362	$1,120,436

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
(Debtor-In-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Supplementary information:
Cash paid during the year for:
Interest	$-	$2,623,218
Income taxes	$-	$-

Non-cash financing activities:
Issuance of preferred stock for services	$-	$-
Issuance of common stock for services	$455,598	$666,400
Issuance of common stock for debt	$140,001	$-
Issuance of common stock warrants	$75,000	$-

Changes in operating assets and liabilities consists of the following:
Decrease (Increase) in accounts receivable	$1,456,058	$(1,761,844)
Increase in interest receivable	(138,705)	(78,659)
Decrease in inventory	112,116	-
Increase in prepaid expenses	(9,157)	(585,237)
Decrease in other assets	-	1,004,393
Increase in accrued expenses and accounts payable	10,272,439	7,049,698

	$11,692,751	$5,628,351

Details of Acquisition:
Fair value of net assets received		$48,494,212
Less:
Issuance of common stock		(15,900,000)
Cash paid for acquisition		$32,594,212

See notes to unaudited consolidated financial statements.

TEKOIL & GAS CORPORATION AND SUBSIDIARIES
(Debtor-In-Possession)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Voluntary Chapter 11 Filing

Tekoil and Gas Corporation (“Tekoil”) and its subsidiaries are collectively referred to as the “Company” in these notes to unaudited consolidated financial statements. On June 11, 2008, Tekoil (the “Debtor”) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of Texas Galveston Division (the “Bankruptcy Court”), Case Number 08-80270. On June 30, 2008, the official committee of unsecured creditors was appointed in the Bankruptcy Case. On August 29, 2008, Tekoil and Gas Gulf Coast LLC, (also the “Debtor”) a subsidiary of Tekoil, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the same bankruptcy court as Tekoil. The Company is continuing to operate as a debtor-in-possession under the jurisdiction of the Bankruptcy Court. In general, as a debtor-in-possession, the Company is authorized under the Bankruptcy Code to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. The Company is seeking emergency financing and has filed a motion with the Bankruptcy Court for the retention of a Chief Restructuring Officer.

Pursuant to the Bankruptcy Code, the Debtors’ pre-petition obligations, including obligations under debt instruments, generally may not be enforced against them. In addition, any actions to collect pre-petition indebtedness are automatically stayed unless the stay is lifted by the Bankruptcy Court.

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

The consolidated balance sheet as of September 30, 2008, and the consolidated statements of operations, stockholders’ equity and cash flows for the period presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity (deficiency) and cash flows for all periods presented have been made. The results for the nine months ended September 30, 2008 should not be viewed as indicative of the annual results or the Company’s results for any other period. The information for the consolidated balance sheet as of December 31, 2007 was derived from audited financial statements.

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

Hurricane Ike

On September 13, 2008, Hurricane Ike passed through Galveston, Texas causing extensive damage to the Company’s subsidiary Gulf Coast operations. The hurricane destroyed a majority of the Company’s equipment, platforms and pipelines. All operations were shut-in prior to the storm. The Company’s operations remain shut-in subsequent to the storm and no production is taking place since the storm decimated the area. The Company is currently evaluating the damage and management has not determined the impairment from the storm. Management is working with insurance companies to determine what amount of insurance proceeds will be recovered against the damages. The Company expects to record an impairment charge as the damage is expected to exceed the insurance proceeds. The Company believes it will be four to six months before any production from these fields will recommence.

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

Earnings Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted loss per common share is computed by dividing net loss by the weighed average number of common shares and potential common shares during the specified period. All potentially dilutive securities, which include preferred stock, options and warrants convertible into 14,494,392 and 7,900,000 common shares for the nine months ended September 30, 2008 and 2007 and 7,900,000 shares for the three months ended September 30, 2007, respectively, have been excluded from the computation, as their effect is antidilutive. For the three months ended September 30, 2008, potentially 14,494,392 dilutive securities have been included in the diluted per share calculation.

Marketable Securities – Restricted

The Company classifies marketable securities as marketable securities – restricted when marketable securities are restricted as to withdrawal or usage. The marketable securities– restricted at September 30, 2008 and December 31, 2007 was $5,879,261 and $6,527,419, respectively, and matures May 28, 2009. For the nine months ended September 30, 2008 and 2007, the Company recorded interest income of $138,706 and $78,659, respectively. The restricted marketable securities is related to the Company’s contingent liabilities to the Texas Railroad Commission to plug and abandon various wells. See Note 10 of Notes to Consolidated Financial Statements.

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

Evaluation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) the Company reviews its long-lived assets to be held and used, excluding proved oil and gas properties accounted for under the full cost method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future net cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. For the nine months ended September 30, 2008, the Company recorded an impairment charge of approximately $1.1 million, reflecting the termination of its interest in its Canadian Farmout Agreement.

Stock Based Compensation

For the nine months ended September 30, 2008 and 2007, the Company issued 1,817,978 and 1,666,000 shares of its common stock and recorded consulting expense of $455,592 and $666,398, respectively, in connection with the issuance of these shares.

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

Compensation expense is recorded for stock option awards over the requisite vesting periods based upon the market value on the date of the grant. Stock-based compensation expense related to SFAS 123R for the nine months ended September 30, 2008 or 2007 was $-0- and $4,492,500, respectively.

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

Fair Value of Financial Instruments

For financial instruments including cash, accounts receivable, accrued expenses, royalties payable and accounts payable it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

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

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No.157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it fully implements SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

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

The Bankruptcy Court has not approved the Forbearance Agreement and the lenders have noticed a foreclosure sale on Tekoil & Gas Gulf Coast, LLC’s properties on September 2, 2008. On August 29, 2008, Tekoil and Gas Gulf Coast, LLC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The foreclosure sale was stayed and a plan of reorganization will be presented to the Bankruptcy Court.

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

Nine Months Ended
September 30,
2007
Net revenue	$7,825

Net loss	$(9,616)

Net loss per share - basic and diluted	$(0.23)

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

For the nine months ended September 30, 2008, the Company has recorded a gain on the sale of the license in the amount of approximately $240,000 and recorded an impairment charge of approximately $1.1 million to reflect the termination of its activity with the Agreement.

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

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2008	2007
Building and improvements	$392,620	$415,356
Tangible oil producing equipment	18,016,086	18,016,086
Equipment and fixtures	188,286	542,102
	18,596,992	18,973,544
Less: Accumulated depreciation	(800,685)	(510,468)
Subtotal	17,796,307	18,463,076

Oil and gas leases	38,904,440	38,411,372
Less: Accumulated depletion	(3,901,718)	(2,692,427)
Net oil and gas leases	35,002,722	35,718,945

Total property, plant and equipment - net	$52,799,029	$54,182,021

Depreciation, depletion and amortization expense for the nine months ended September 30, 2008 and 2007 was $1,505,266 and $409,963, respectively.

5.	PRE-PETITION FINANCING

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

As additional consideration for the loan, the Company issued to the lender 25,000 shares of the Company’s Common Stock, valued at $8,250 the fair value of the Company’s Common Stock at the time of issuance. The shares of Common Stock were initially restricted but the Company has filed a registration statement on Form SB-2 to permit the resale of such shares of Common Stock. Interest expense for the nine months ended September 30, 2008 and 2007 amounted to $1,500 and $3,094, respectively.

b)
During 2007, Mark Western, the president and chief executive officer of the Company (“Western”), advanced funds in the amount of $938,700. The funds are due upon demand and bear no interest. In December 2007, Western converted $645,000 of his debt into 2,347,369 shares of the Company’s common stock (valued at $0.25 - $0.38 per share. As of December 31, 2007, the balance due Western after repayments of $161,700 and partial conversion of debt to common stock was $132,000. During 2008, Western advanced an additional $13,300 and was repaid $7,815. As of September 30, 2008, the amount due Western was $137,485.

c)
In January 2008, Gerald Goodman, the chief financial officer of the Company (“Goodman”), loaned an aggregate of $90,000 to the Company. The loan bears no interest and is repayable upon demand. The purpose of the loan is to provide the Company additional working capital. The funds that Mr. Goodman used to make the loan to the Company was obtained through the sale of shares of the Company's common stock owned by him to an independent third party, and such sale did not occur in market transactions. This sale by Mr. Goodman of his shares of common stock were privately negotiated and privately sold. On January 16, 2008, with approval of the Board of Directors of the Company, $90,000, the total amount of such loan, was converted to 625,000 shares of restricted common stock at a price per share equal to the price at which Mr. Goodman sold the original shares.

d)
Through December 31, 2007, Goodman had loaned additional aggregate of $100,000 to the Company. During 2008, Goodman loaned the Company an additional $34,000. The loans bear no interest and are repayable upon demand. The purpose of the loans is to provide the Company additional working capital. As of September 30, 2008 and December 31, 2007, the amount due Goodman was $134,000 and $100,000, respectively.

e)
During 2007, other shareholders advanced the Company $150,000. The loans have been extended and are due June 30, 2008 with interest at 10% per anum payable at maturity. The loans are currently in default. For the nine months ended September 30, 2008 and 2007, the Company recorded interest expense of $11,250 and $-0-, respectively.

Debt

a)
On September 15, 2006, the Company entered into a mortgage agreement with CIBC Mortgages Inc. The Company borrowed $260,318 to purchase a building in St. John’s, Newfoundland. The mortgage bears interest equal to the CIBC Prime Rate plus 0.667% (6.667% at September 30, 2008). The mortgage matures September 15, 2011. The mortgage is collateralized by the building in Newfoundland and a personal guarantee by the Company’s Chief Financial Officer.

b)
On May 11, 2007, in connection with the acquisition of the Galveston Bay properties located in Galveston Bay, Texas, the Company borrowed $30 million of a $50 million Senior Secured Credit Facility arranged by Goldman Sachs E & P Capital. The $30 million funded portion of the loan is guaranteed by the Company and secured by the Galveston Bay Properties, has a term of 48 months, bears interest at an initial rate of libor plus 800 basis points (16.12% at September 30, 2008) and is amortized by available net cash flow from the Galveston Bay Properties (after payment of certain related lease operating and overhead expenses, a portion of which are allowed to the Company under certain circumstances.)

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

The Company failed to make the agreed upon principal payments from March through June 2008 and failed to make its interest payment for April through June 2008. The Company is currently in default on its loan agreement. On June 26, 2008, the Company entered into a Forbearance Agreement with Goldman Sachs & Co. and its affiliates, including J. Aron & Company (collectively the “Lenders”) have agreed to a four month period during which the Lenders will forbear from exercising certain rights under the Credit and Guaranty Agreement and an ISDA Master Agreement dated May 11, 2007. In addition, the Lenders advanced an additional $1,488,750 to Tekoil & Gas Gulf Coast, LLC to be used in connection with ongoing operations. See Note 2 for additional information regarding the Forbearance Agreement.

As of September 30, 2008, the debt was fully accreted to $29,488,750. As of October 20, 2008, the amount of the default is $12 million in principal and $2,228,730 in interest, and the total arrearage is $14,228,730.

In July 2007, Goldman Sachs E & P Capital advanced an additional $6,752,200 against the credit facility. The Company secured an irrevocable standby letter of credit in the amount of $6,370,000 in favor of the Texas Railroad Commission on behalf of the Company’s contingent obligation to plug and abandon various wells in connection with the acquisition of the Galveston Bay Properties. The terms and conditions of this advance are the same as under the Senior Secured Credit Facility except the balance of this advance is due July 2, 2008. The loan is currently in default. In January 2008, the Company made a prepayment of $540,000 reducing this liability to $6,212,200.

For the nine months ended September 30, 2008 and 2007, interest expense amounted to $3,573,516 and $1,882,429, respectively. In addition, accretion of the debt discount amounted to $8,767,000 and $826,282, respectively, and is included in interest expense on the Company’s consolidated statement of operations.

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

In connection with the execution of the Loan Agreement, the Company and Tri Star entered into Deeds of Guarantee with each of Mark S. Western, Gerald Goodman, Francis G. Clear and Richard Creitzman (the Company’s Board of Directors) pursuant to which these individuals agreed to personally guarantee repayment of the Tri Star Loan. In exchange for these Deeds of Guarantee, the Company agreed to provide each guarantor with indemnification of liabilities incurred by each guarantor under such guarantees. For the nine months ended September 30, 2008, interest expense amounted to $838,374.

The Company failed to make its interest payments from April through October 2008 and failed to make its principal payments commencing in May 2008. The guarantors received a demand letter requesting payment of approximately $948,000 in connection with this loan. The Company is currently in discussions to further extend the deadlines and/or renegotiate relevant terms in connection with the Tri Star loan.

As of October 20, 2008, the amount of the default is $4,249,554 in principal and $505,335 in interest, and the total arrearage is $4,954,889.

d)
On July 11, 2007 and December 6, 2007, the Company executed two unsecured promissory notes with Geophysical Pursuit, Inc. in the total amount of $983,500. The two unsecured notes bear interest at 8% annum and are due upon demand. The parties are in negotiations on repayment terms. For the nine months ended September 30, 2008, interest expense amounted to $59,010.

e)
On October 3, 2007, the Company executed two promissory notes for a total amount of $50,000. The notes bear interest at 10% per annum and mature February 4, 2008. The notes have not been paid and the Company has received a demand letter from the lenders. For the nine months ended September 30, 2008, interest expense amounted to $3,750.

f)
On November 13, 2007, the Company’s Newfoundland subsidiary executed an unsecured promissory note for $75,000. The note bears interest at 10% per annum and is payable on demand. For the nine months ended September 30, 2008, interest expense amounted to $5,412.

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

Pursuant to the Subscription Agreements, Longfellow purchased a convertible note for $1,000,000 which is convertible into 2,737,249 shares of Tekoil's common stock. The Company accounted for the convertible notes under EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates” and related interpretation including EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Included and Potentially Settled in, a Company's Own Stock." The conversion is in excess of the fair market value at the date of the agreement and there was no beneficial conversion feature recorded in connection with the note. As at September 30, 2008, the exercise price remains in excess of the fair market value.

Interest expense for the nine months ended September 30, 2008 amounted to $26,780.

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

Under bankruptcy laws, actions by creditors to collect amounts owed prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against Tekoil. Substantially all unsecured liabilities as at the Petition Date, except those covered under certain first day motions filed with the Bankruptcy Court, have been classified as “Liabilities Subject to Compromise” in the September 30, 2008 consolidated balance sheet.

The following table summarizes the components of the “Liabilities Subject to Compromise” in the unaudited accompanying consolidated balance sheet as of September 30, 2008

Accounts payable	$13,321,726
Accrued expenses	2,547,228
Debt	47,005,169
$62,874,123

7.	INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

At September 30, 2008, the Company has a net operating loss carryforward of approximately $31.0 million which expires in various years through 2020. Deferred income taxes reflect the impact of the net operating loss carry-forwards. In recognition of the uncertainty regarding the ultimate amount of tax benefits to be derived from the Company’s net operating loss carry-forwards, the Company has recorded a valuation allowance for the entire amount of the deferred asset.

8.	ROYALTY PAYABLE

The Company has various royalty arrangements with non-working interest owners. As of September 30, 2008 and December 31, 2007, the Company owed royalties of $2,079,410 and $2,106,095, respectively, to non-working interest owners, of which approximately $1.4 million represents the present value of future royalties due Goldman Sachs E & P Capital.

9.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
	2008	2007

Oil and gas properties	$-	$506,796
Professional fees	36,000	1,034,631
Price risk market activity	-	129,864
Insurance expense	-	163,000
Interest expense	420,689	111,513
Other	87,000	170,022
	$543,689	$2,115,826

10.	ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. The fair value of asset retirement obligation liabilities has been calculated using an expected present value technique. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in the Company’s asset retirement obligations fair value estimate since a reasonable estimate could not be made. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. There was no amortization during the year ended December 31, 2007. For the nine months ended September 30, 2008 the Company recorded amortization expense of $195,750. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires the Company to record a liability for the fair value of the dismantlement and abandonment costs, excluding salvage values.

The following table describes the change in the Company’s asset retirement obligations for the nine months ended September 30, 2008 and the year ended December 31, 2007:

Asset retirement obligation at December 31, 2006	$-
Additional retirement obligations recorded in 2007	6,370,000
Settlements during 2007	-
Revisions to estimates and other changes during 2007	(2,365,000)
Asset retirement obligation at December 31, 2007	4,005,000

Additional retirement obligations recorded in 2008	-
Settlements during 2008	-
Revisions to estimates and other changes during 2008	-
Accretion expense	12,857
Asset retirement obligation at September 30, 2008	$4,017,857

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

Treasury Stock

On October 15, 2007 the Company agreed to repurchase 500,000 shares of its common stock from an investor for $275,000. As of September 30, 2008, the Company advanced the investor $175,000 and the balance is included in liabilities subject to compromise on the Company’s consolidated balance sheet.

Options and Warrants

The Company had the following warrants outstanding at September 30, 2008:

	Number of	Exercise	Expiration
Warrants	Warrants	Price	Date
Goldman Sachs & Co.	900,000	$0.50	May 11, 2012
RAB Special Situations (Master) Fund Limited	3,571,429	$0.28	December 10, 2012
Spencer Clarke LLC	285,714	$0.28	March 18, 2013

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

In August 2007, the Company granted options to the Board of Directors to purchase seven million shares of the Company’s Common Stock at an exercise price of $1.00 per share, the fair value at the time of grant. The options vest immediately and expire in five years. The Company recorded compensation expense of approximately $4.5 million during the nine months ended September 30, 2007 in connection with the stock options.

A summary of option transactions follows:

	Number	Weighted Average
	of	Exercise
	Options	Price
Outstanding at January 1, 2008	7,000,000	$1.00
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-

Outstanding at September 30, 2008	7,000,000	$1.00

Options exercisable:
September 30, 2008	7,000,000	$1.00

In March 2008, the Company granted Spencer Clarke LLC a warrant to purchase 285,714 shares of the Company’s common stock at $0.28 per share for a period of five years. For the nine months ended September 30, 2008, the Company recorded consulting expense of $75,000.

The aggregated intrinsic value of options outstanding and exercisable at September 30, 2008, was de minimus. The aggregate intrinsic value represents the total pre-tax value (the difference between the Company’s closing stock price on the last trading day of September, 2008 and the exercise price, multiplied by the number of in-the money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. The amount of aggregate intrinsic value will change based on the fair-market value of the Company’s common stock.

12.	BUSINESS SEGMENT INFORMATION

The Company operates in one industry and has two reportable segments. The segments are geographic and include the United States and Canada. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income (loss).

The following is a summary of key financial data:

	Nine Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Total Revenues:
United States	$3,681,752	$4,980,338	$302,574	$2,824,651
Canada	-	-	-	-
	$3,681,752	$4,980,338	$302,574	$2,824,651
Income (loss) from Operations:
United States	$(8,497,999)	$(7,933,053)	$(2,020,539)	$(6,710,136)
Canada	(1,262,268)	17,418	(248,620)	7,371
	$(9,760,267)	$(7,915,635)	$(2,269,159)	$(6,702,765)

13.	OIL AND NATURAL GAS HEDGING ACTIVITIES

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

Net settlements under these contracts decreased oil and natural gas revenues by $2,029,771 for the nine months ended September 30, 2008 and increased oil and natural gas revenues by $259,965 for the nine months ended September 30, 2007 as a result of hedging transactions.

Net settlements under these contracts decreased oil and gas revenues by $293,926 for the three months ended September 30, 2008 and increased oil and gas revenues by $215,308 for the three months ended September 30, 2007 as a result of hedging transactions.

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

On September 2, 2008, the Company’s derivative agreements were terminated and in accordance with the ISDA Agreement, the amount due on early termination was $4,430,495, which is included in the Liabilities under Compromise in the Company’s consolidated balance sheet as of September 30, 2008. This amount includes $1,598,289 of unpaid monthly settlements. For the nine months ended September 30, 2008, the Company recorded an expense of $678,425 relating to price risk market activity. For the three months ended September 30, 2008, the Company recorded income of $7,726,101 relating to price risk market activity

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Recent Developments

Voluntary Chapter 11 Filing

On June 11, 2008, Tekoil (the “Debtor”) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of Texas Galveston Division (the “Bankruptcy Court”), Case Number 08-80270. On June 30, 2008, the official committee of unsecured creditors was appointed in the Bankruptcy Case. On August 29, 2008, Tekoil and Gas Gulf Coast, LLC (also the “Debtor”) filed a valuation petition for relief under Chapter 11 of the United States Bankruptcy Code with the same bankruptcy court as Tekoil. The Company is continuing to operate as a debtor-in-possession under the jurisdiction of the Bankruptcy Court. In general, as a debtor-in-possession, the Company is authorized under the Bankruptcy Code to operate as an ongoing business but may not engage in transactions outside the ordinance course of business without the prior approval of the Bankruptcy Court. The Company is seeking emergency financing and has filed a motion with the Bankruptcy Court for the retention of a Chief Restructuring Officer.

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

The Bankruptcy Court has not approved the Forbearance Agreement and the lenders have noticed a foreclosure sale on Tekoil & Gas Gulf Coast, LLC’s properties on September 2, 2008. On August 29, 2008, Tekoil and Gas Gulf Coast, LLC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The foreclosure sale was stayed and a plan of reorganization will be presented to the Bankruptcy Court.

Hurricane Ike

On September 13, 2008, Hurricane Ike passed through Galveston, Texas causing extensive damage to the Company’s subsidiary Gulf Coast operations. The hurricane destroyed a majority of the Company’s equipment, platforms and pipelines. All operations were shut-in prior to the storm. The Company’s operations remain shut-in subsequent to the storm and no production is taking place since the storm decimated the area. The Company is currently evaluating the damage and management has not determined the impairment from the storm. Management is working with insurance companies to determine what amount of insurance proceeds will be recovered against the damages. The Company expects to record an impairment charge as the damage is expected to exceed the insurance proceeds. The Company believes it will be four to six months before any production from these fields will recommence.

Asset Impairment

On July 5, 2008, Ptarmigan Resources Limited (“Ptarmigan”) notified the Company the additional approvals needed from the Division of Natural Resources and the Canada-Newfoundland and Labrador Offshore Petroleum Board to make the necessary changes to complete the drilling of the well in Western Newfoundland could not be completed by July 15, 2008. The Ptarmigan Board of Directors resolved to terminate all plans for drilling of the well at Little Fort and as of July 15, 2008, license EL-1069 was defaulted to the crown. The Company, on June 1, 2008, entered into an agreement with Ptarmigan whereby the Company would sell its interest in the license, acquired in a Farmout Agreement on January 4, 2007. Due to the default and the return of the license to the crown, the Company impaired its assets and recorded a charge of approximately $1.1 million.

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

Liabilities Subject to Compromise. Under bankruptcy law, actions by creditors to collect amounts owed prior to the Petition Date are stayed and certain other pre-petitional contractual obligations may not be enforced against Tekoil. Substantially, all unsecured liabilities as of the Petition Date, except those covered under certain first day motions filed with the Bankruptcy Court, have been classified as “Liabilities Subject to Compromise” in the current unaudited consolidated balance sheet.

Plan of Operation

Forecasted Activities December 2008 to December 2009

We have identified the following objectives for the 12-month period ending September 30, 2009:

☐	Obtain approval to conduct an intense 3D seismic survey over the area’s offshore prospects.

☐	Further establish our general presence and enhance our company profile in Newfoundland.

☐	Continue working with the Canadian government on an apprenticeship training program for the rig refurbishment business with the provincial technical college.

☐
Begin remodeling of the rig refurbishment center located in Stephenville, Newfoundland. The Company will purchase a 50,000 square foot building previously used as a hockey stadium to use as its center.

☐	Secure and purchase two used drilling rigs for refurbishment.

Three instruments govern onshore petroleum activities in Newfoundland:

☐
An exploration permit , issued as a result of a Request for Bids, confers the exclusive right to drill and test for petroleum on designated lands. It is valid for a primary term of five (5) years and can be extended for a further secondary term of two (2) years if certain conditions are met.

☐
An exploration license does not confer any petroleum rights, but confers the non-exclusive right to conduct an exploration survey ( e.g. seismic program) described in the license. An exploration license is valid for 180 days. We have been granted an exploration license with respect to our 3D seismic survey.

☐
A lease , issued as a result of a discovery on an exploration permit, confers to the lessee the exclusive right to develop and produce a petroleum pool in the lease area. A lease has an initial term of 10 years, subject to five (5) year renewals for those areas still in production or necessary for production.

Offshore petroleum activities are subject to three different documents:

☐
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

☐
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

☐
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

To further cement our presence in Newfoundland, we have formed a wholly-owned Canadian subsidiary, Tekoil Rig Development Corporation, and opened our Canadian headquarters in St. John’s. We are talking to a number of companies and institutions concerning the long-term financing for the Company’s operations. We are also engaged in ongoing discussions with the provincial technical college to create training programs for the rig refurbishment business.

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

For the nine months ended September 30, 2008, the Company has recorded a gain on the sale of the license in the amount of approximately $240,000 and recorded an impairment charge of $1.1 million to reflect the termination of its activity with the Agreement.

On May 11, 2007, our majority-owned subsidiary, Tekoil and Gas Gulf Coast, LLC acquired four oil and gas properties, consisting of interests in Trinity Bay, Redfish Reef, Fishers Reef and North Point Bolivar Fields, located in Galveston and Chambers Counties in Galveston Bay, Texas pursuant to a Purchase and Sale Agreement with Masters Resources, LLC and Masters Oil and Gas, LLC. Our efforts with respect to these properties for the near future will be focused on improving operations and putting in place cost control measures. Beginning in the third quarter of 2007, the Company began conducting recompletions and workovers on the wells located on these properties. In September 2008, Hurricane Ike caused extensive damage to our Gulf Coast oil and gas properties. Operations are currently shut-in and the Company does not anticipate production to recommence for four to six months.

Liquidity and Capital Resources

On June 11, 2008, Tekoil filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Texas Galveston Division. On August 29, 2008, Tekoil and Gas Gulf Coast LLC, a subsidiary of Tekoil, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the same jurisdiction as Tekoil. The Company is continuing to operate as a debtor-in-possession under the jurisdiction of the Bankruptcy Court. In general, as a debtor-in-possession, the Company is authorized under the Bankruptcy Code to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of Bankruptcy Court.

Pursuant to the Bankruptcy Code, the Debtors’ pre-petition obligations, including obligations under debt instruments, generally may not be enforced against them. In addition, any actions to collect pre-petition indebtedness are automatically staged unless the stay is lifted by the Bankruptcy Court.

On September 13, 2008, Hurricane Ike passed through Galveston, Texas causing extensive damage to the Company’s Gulf Coast operations. The Company’s operations remain shut-in and do not expect to resume production for a period of four to six months. Management is currently evaluating the damage and estimating he amount of impairment charges it will take during the fourth quarter.

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

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. For the nine months ended September 30, 2008, we have expended approximately $2.5 million for operating and investing activities, which has been funded by $2.5 million from our shareholders and $2.5 million from borrowings.

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

The Lender Parties currently allege that the Company failed to meet certain deadlines set forth in the fourth amendment to the Credit Agreement and the Company is currently in discussions to further extend the deadlines and/or renegotiate relevant terms in connection therewith for (i) compliance with the PDP Collateral Coverage Ratio set forth in the Credit Agreement, (ii) delivery of the required PDP Reserve Report, (iii) delivery of $1 million principal payment for March 2008 and April 2008, (iv) delivery of certain title opinions, (v) delivery of financial statements for fiscal year ended December 31, 2007 with related certified public accountant’s opinion and report, (vi) settlement in full of obligations under certain promissory notes payable to Geophysical Pursuit, Inc. (vii) delivery of interest payment for April 2008 and (vii) delivery of hedging obligation for May 2008. As a result, they have increased the interest rate under the credit facility by an additional 300 basis points and reserved the right to resort to other remedies in the future. On June 26, 2008, Tekoil and Tekoil & Gas Gulf Coast, LLC, entered into a Forbearance Agreement, bringing to a standstill efforts by certain lenders to foreclose on the assets of Tekoil and Tekoil & Gas Gulf Coast, LLC. Under the forbearance agreement, Goldman Sachs & Co. and its affiliates, including J. Aron and Company (collectively the “Lenders”) have agreed to a four month period during which the Lenders will forbear from exercising certain rights under the Credit and Guaranty Agreement and ISDA Master Agreement dated May 11, 2007. In addition, the Lenders will make available $1.5 million in additional funds beyond revenues generated by Tekoil & Gas Gulf Coast, LLC, which will be used in connection with ongoing operations. The Forbearance Agreement further provides for a budget to be agreed to by the Lenders, Tekoil and Tekoil & Gas Gulf Coast, LLC, based on reports and forecasts to be submitted weekly by Tekoil & Gas Gulf Coast, LLC, to be sure that available funds are used for necessary operating expenses and that such expenses are paid. As of September 30, 2008, the total debt due on the two notes was $35,700,950. As of October 20, 2008, the amount of the default is $12 million in principal and $2,228,736 in interest, and the total arrearage is $14,728,730.

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

The Bankruptcy Court has not approved the Forbearance Agreement and the lenders have noticed a foreclosure sale on Tekoil & Gas Gulf Coast, LLC’s properties on September 2, 2008. On August 29, 2008, Tekoil and Gas Gulf Coast, LLC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The foreclosure sale was stayed and a plan of reorganization will be presented to the Bankruptcy Court.

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

The Company failed to make its interest payments from April 2008 through October 2008 and failed to make principal payments from May 2008 through October 2008. The guarantors received a demand letter requesting payment of approximately $948,000 in connection with this loan. As of October 20, 2008, the amount of the default is $4,249,554 in principal and $505,335 in interest, and the total arrearage is $4,954,889. The Company is currently in discussions to further extend the deadlines and/or renegotiate relevant terms in connection with the loan.

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

For the nine months ended September 30, 2008, the Company has recorded a gain on the sale of the license in the amount of approximately $240,000 and recorded an impairment charge of $1.1 million to reflect the termination of its activity with the Agreement.

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

Results of Operations

Nine Months September 30, 2008 Compared to Nine Months September 30, 2007

Revenues

Revenues decreased from $4.8 million in 2007 to $3.4 million in 2008 despite 2008 revenues are for the nine months and the 2007 revenues are only from May 11, 2007 through September 30, 2007. The 2008 revenues are severely impacted by approximately $2.0 million of settlements under hedging contracts which was a reduction of total revenue and the effects of Hurricane Ike which caused production to be shut-in in September 2008.

Lease Operating Expenses

Lease operating expenses increased from $3.7 million in 2007 to $6.0 million in 2008. The increase is primarily attributable to the inclusion of expenses in 2007 only from May 11, 2007 through September 30, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased from $3.5 million in 2007 compared to $4.6 million in 2008. The increase is primarily due to inclusion of expenses in 2008 for the full year as opposed to only four and a half months for the newly acquired subsidiary and the increase in professional fees in connection with the Company’s voluntary petition for relief in bankruptcy.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased from $405,817 in 2007 to $1,525,425. The increase is primarily attributable to depletion of its recently acquired oil and gas properties in Galveston, Texas.

Loss on Abandonment

The Company recorded an impairment charge in the amount of approximately $1.1 million in 2008 due to the termination of their Farmout Agreement in Newfoundland, Canada.

Interest Expense

Interest expense increased from $2.7 million in 2007 to $13.5 million in 2008. The increase is primarily due to interest expense for the nine months of 2008 compared to 4.5 months in 2007 and the accretion of $8.7 million due to the default on its obligation in connection with the financing of its Galveston, Texas oil and gas properties.

Provision for Price Risk Market Activity

The Company has recorded an additional provision of $.7 million during the nine months ended September 30, 2008, to reflect its hedging obligation under a contract that was terminated in September 2008. The increase is attributable to the rising price of oil and natural gas as compared to its hedge price of $65 for oil and $7.62 for natural gas.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues

Revenues decreased from $2.8 million in 2007 to $.3 million in 2008. The 2008 revenues were severely impacted by the shut-in of production in September 2008 from the damages caused by Hurricane Ike, a reduction in revenue from settlements under hedging contracts and reduction in production from shut-in wells prior to Hurricane Ike due to maintenance problems.

Lease Operating Expenses

Lease operating expenses decreased from $2.4 million in 2007 to $1.5 million in 2008. The decrease is primarily attributable to approximately $.4 million in workover costs in 2007, more efficient operations in the field damages and the shut-in of production during 2008 that reduced lease operating costs for September 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from $1.9 million in 2007 to $.6 million in 2008. The decrease is primarily attributable to reductions in professional fees, outside consultant fees and payroll related expenses.

Compensation Element of Stock Issuance

Compensation element of stock issuances decreased from $5.2 million in 2007 to $-0- in 2008. The decrease is attributable to no stock issuances for compensation in 2008.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased from $18,423 in 2007 to $448,438 in 2008. The increase is primarily due to depreciation in 2008 on equipment not put into place until 2008.

Interest Expense

Interest expense decreased from $1.8 million in 2007 to $1.5 million in 2008. The decrease is attributable to paydowns on debt in 2008 and a reduction on the interest rates.

Provision for Price Risk Market Activity

The Company recorded income of approximately $7.8 million in connection with its provision for price-risk market activity due to the decrease in the price of oil and natural gas during the third quarter of 2008.

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

Item 4T. Controls and Procedures

As of September 30, 2008, the end of the period covered by this quarterly report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officer”) conducted evaluations of the Company’s disclosures controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the terms disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

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

(8)
The Company issued these shares of restricted Common Stock as partial consideration for services provided pursuant to an Investment Banking Agreement, dated September 13, 2007. The market value of these shares at the date of issuance ($0.225 per share = $1,125) is recorded as a compensation expense of the Company. No cash consideration was received by the Company.

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

Item 3. Defaults Upon Senior Securities.

The Company is in default of certain of its senior indebtedness, as follows:

Goldman Sachs E & P Capital

As described in Note 5 to the Consolidated Financial Statements and in the “Liquidity and Capital Resources” section of Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, on May 11, 2007, in connection with the acquisition of the Galveston Bay properties located in Galveston Bay, Texas, the Company borrowed $30 million of a $50 million Senior Secured Credit Facility arranged by Goldman Sachs E & P Capital. The $30 million funded portion of the loan is guaranteed by the Company and secured by the Galveston Bay Properties, has a term of 48 months, bears interest at an initial rate of libor plus 800 basis points (16.12% at September 30, 2008) and is amortized by available net cash flow from the Galveston Bay Properties (after payment of certain related lease operating and overhead expenses, a portion of which are allowed to the Company under certain circumstances.).

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

The Company failed to make the agreed upon principal payments from March through October 2008 and failed to make its interest payment for April through October 2008. The Company is currently in default on its loan agreement. On June 26, 2008, the Company entered into a Forbearance Agreement with Goldman Sachs & Co. and its affiliates, including J. Aron & Company (collectively the “Lenders”) and have agreed to a four month period during which the Lenders will forbear from exercising certain rights under the Credit and Guaranty Agreement and an ISDA Master Agreement dated May 11, 2007. In addition, the Lenders advanced an additional $1,488,750 to Tekoil & Gas Gulf Coast, LLC to used in connection with ongoing operations.

As of September 30, 2008, the amount due on the debt facility was $35,700,950. As of October 20, 2008, the amount of the default is $12 million in principal and $2,228,730 in interest, and the total arrearage is $14,228,730.

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

In connection with the execution of the Loan Agreement, the Company and Tri Star entered into Deeds of Guarantee with each of Mark S. Western, Gerald Goodman, Francis G. Clear and Richard Creitzman (the Company’s Board of Directors) pursuant to which these individuals agreed to personally guarantee repayment of the Tri Star Loan. In exchange for these Deeds of Guarantee, the Company agreed to provide each guarantor with indemnification of liabilities incurred by each guarantor under such guarantees. For the nine months ended September 30, 2008, interest expense amounted to $833,374.

The Company failed to make its interest payments from April through October 2008 and failed to make principal payments from May through October 2008. The guarantors received a demand letter requesting payment of approximately $948,000 in connection with this loan. The Company is currently in default on its loan agreement. The Company is currently in discussions to further extend the deadlines and/or renegotiate relevant terms in connection with the Tri Star Loan.

As of October 20, 2008, the amount of the default is $4,249,554 in principal and $505,335 in interest, and the total arrearage is $4,954,889.

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

TEKOIL & GAS CORPORATION

Date: November 13, 2008	By:	/s/ Mark S. Western
Mark Western
President and Chief Executive Officer

Date: November 13, 2008	By:	/s/ Gerald Goodman
Gerald Goodman
Chief Financial Officer